Form 10-Q
period 2022-12-31
Lucy Scientific Discovery, Inc.
filed 2023-03-17
CIK 1865127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41616

Lucy Scientific Discovery Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301-1321 Blanshard Street

Victoria, British Columbia, Canada V8W 0B6

(Address of Principal Executive Offices)

(778) 410-5195

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Shares, no par value	LSDI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 17, 2023, there were 16,341,411 common shares of the registrant issued and outstanding.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements concerning our business, operations and financial performance, as well as our plans, objectives and expectations for our business operations and financial performance and condition. All statements other than statements of historical or current facts contained in this Quarterly Report, including statements regarding our future results of operations and financial positions, business strategy, product candidates, planned preclinical studies and clinical trials, results of clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control, and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “is expected to,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report, but are not limited to, statements about:

●	our ability to generate commercially viable products through our research, development and cultivation efforts;

●	our ability to establish and market our planned contract research services;

●	regulatory developments in Canada, the United States and other countries and changes in the current regulatory regime applicable to psychotropics;

●	estimates of our addressable market, future revenue, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations, including funding necessary to complete the expansion of our operations and development of our products and product candidates;

●	the expected uses of the net proceeds from our initial public offering, or IPO;

●	the implementation of our business model and strategic plans for our products, technologies and businesses;

●	our expectations regarding our ability to establish and maintain intellectual property protection for our products and technologies and our ability to operate our business without infringing on the intellectual property rights of others;

●	our expectations regarding the completion of our facility and our manufacturing capabilities;

●	companies and technologies in our industry with which we may compete;

●	our ability to attract and retain key scientific and engineering personnel;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	business disruptions affecting our operations due to the global COVID-19 pandemic;

●	our expectations regarding market trends; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

We have based these forward-looking statements largely on our current expectations, estimates, forecasts and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all, and our actual results may differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report, whether as a result of any new information, future events or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US Dollars, except share amounts)

	December 31, 2022	June 30, 2022
	(Unaudited) $	$
ASSETS
Current assets
Cash	26,059	53,379
Prepaid expenses	124,833	185,723
Other assets – GST receivable	37,007	13,232
Digital assets	—	34,106
Deferred financing costs, current	1,278,252	1,612,228
Total current assets	1,466,151	1,898,668

Non-current assets
Deferred financing costs, noncurrent	1,391,362	1,869,969
Property, plant, and equipment	843,500	843,500
Right of use asset	1,057,183	—
Long-term deposits	18,458	19,401
TOTAL ASSETS	4,776,654	4,631,538

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,185,853	2,814,532
Convertible notes, current	2,924,092	825,707
Due to related parties	2,039,257	1,775,372
Notes payable – related parties	296,054	305,082
Lease liability, current	321,424	89,396
Total current liabilities	8,766,680	5,810,089

Non-current liabilities
Convertible notes, noncurrent	1,346,084	2,972,161
Lease liability, noncurrent	1,388,658	571,062
Notes payable, noncurrent	59,067	56,176
TOTAL LIABILITIES	11,560,489	9,409,488

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, no par value; unlimited shares authorized; 10,443,560 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively.	30,790,410	30,790,410
Accumulated deficit	(37,732,890)	(35,427,342)
Accumulated other comprehensive gain (loss)	158,645	(141,018)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(6,783,835)	(4,777,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	4,776,654	4,631,538

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars, except share numbers)

(unaudited)

	Three months ended		Six months ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	$	$	$	$
Selling, general and administrative expense	448,534	763,523	1,277,093	1,478,007
Total expenses	448,534	763,523	1,277,093	1,478,007

Other expense (income)
Interest expense	485,278	598,339	1,028,499	1,072,609
Change in fair value of warrant liability	-	170,923	-	322,226
Other income	(5)	-	(44)	-
Total other expense (income)	485,273	769,262	1,028,455	1,394,835

Income tax expense	-	-	-	-
Net loss	(933,807)	(1,532,785)	(2,305,548)	(2,872,842)
Foreign exchange translation adjustment, net of tax of $nil	(101,117)	11,243	299,663	146,021
Comprehensive loss	(1,034,924)	(1,521,542)	(2,005,885)	(2,726,821)

Net loss per common share
Basic and diluted	(0.09)	(0.15)	(0.22)	(0.42)

Weighted average number of common shares outstanding
Basic and diluted	10,443,560	10,139,810	10,443,560	6,914,511

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS DEFICIT

(Expressed in USD Dollars, except share numbers)

(unaudited)

	Six Months Ended December 31, 2022
	Class A voting common shares		Class B non-voting common shares		Common shares			Accumulated other
	Number of shares	Paid-in capital	Number of shares	Paid-in capital	Number of shares	Paid-in capital	Accumulated deficit	comprehensive income (loss)	Total Deficit
		$		$		$	$	$	$
Balance, June 30, 2022	—	—	—	—	10,443,560	30,790,410	(35,427,342)	(141,018)	(4,777,950)
Translation adjustment	—	—	—	—	—	—	—	400,780	400,780
Net loss	—	—	—	—	—	—	(1,371,741)	—	(1,371,741)
Balance, September 30, 2022	—	—	—	—	10,443,560	30,790,410	(36,799,083)	259,762	(5,748,911)
Translation adjustment	—	—	—	—	—	—	—	(101,117)	(101,117)
Net loss	—	—	—	—	—	—	(933,807)	—	(933,807)
Balance, December 31, 2022	—	—	—	—	10,443,560	30,790,410	(37,732,890)	158,645	(6,783,835)

	Six Months Ended December 31, 2021
	Class A voting common shares		Class B non-voting common shares		Common shares			Accumulated other
	Number of shares	Paid-in capital	Number of shares	Paid-in capital	Number of shares	Paid-in capital	Accumulated deficit	comprehensive income (loss)	Total Deficit
		$		$		$	$	$	$
Balance, June 30, 2021	1	—	6,476,753	23,568,439	—	—	(29,571,226)	(353,302)	(6,356,089)
Translation adjustment	—	—	—	—	—	—	—	134,778	134,778
Net loss	—	—	—	—	—	—	(1,340,057)	—	(1,340,057)
Balance, September 30, 2021	1	—	6,476,753	23,568,439	—	—	(30,911,283)	(218,524)	(7,546,725)
Share reorganization	(1)	—	(6,476,753)	(23,568,439)	6,476,753	23,568,439
Reclassification of warrants	—	—	—	—	—	6,392,476	—	—	6,392,476
Shares issued for exercise of warrants	—	—	—	—	3,477,919	48,866	—	—	48,866
Shares issued for conversion of convertible notes	—	—	—	—	185,138	314,016	—	—	314,016
Share purchase options	—	—	—	—	—	20,922	—	—	20,922
Translation adjustment	—	—	—	—	—	—	—	11,243	11,243
Net loss	—	—	—	—	—	—	(1,532,785)	—	(1,532,785)
Balance, December 31, 2021	—	—	—	—	10,139,810	30,344,719	(32,444,068)	(207,281)	(2,306,630)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in USD Dollars)

(unaudited)

	Six months ended December 31,
	2022	2021
	$	$
Operating activities
Net loss	(2,305,548)	(2,872,842)
Items not involving cash:
Amortization expense	46,755	-
Interest expense	1,028,499	824,268
Amortization of debt discount	5,715	2,415
Shares issued for services	51,838	—
Share-based payments	—	20,922
Change in fair value of warrant liability	—	322,226
Unrealized foreign exchange translation adjustment	197,273	—
Changes in non-cash working capital:
Prepaid expenses and long-term deposits	920	(11,668)
Other assets – GST receivable	(24,839)	(12,062)
Accounts payable and accrued liabilities	420,264	185,478
Lease liability	(148,004)	(56,663)
Due to related parties	356,160	(30,911)
Net cash flows used in operating activities	(370,967)	(1,628,837)

Investing activities
Sale of digital assets	34,106	—
Purchase of digital assets	—	(33,365)
Net cash provided by (used in) investing activities	34,106	(33,365)

Financing activities
Net proceeds from Convertible Notes	340,000	2,179,500
Net proceeds from exercise of Warrants	—	48,866
Deferred share issuance costs	(29,131)	(448,125)
Net cash flows provided by financing activities	310,869	1,780,241
Effect of foreign exchange on cash	(1,328)	9,937
(Decrease) increase in cash	(27,320)	127,976
Cash, beginning of period	53,379	246,030
Cash, end of period	26,059	374,006

Supplemental disclosures of cash flow information:
Interest paid in cash	—	—
Income taxes paid in cash	—	—

Non-Cash activities for investing and financing activities:
Deferred offering costs accrued but unpaid	59,386	477,526
Reclassification of warrants to share capital	—	6,392,476
Renewal of lease	1,144,349	—
Shares issued for conversion of convertible notes	—	314,016

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Lucy Scientific Discovery Inc. (“we,” “our,” “us,” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on February 17, 2017. The Company previously specialized in developing supply chain products, services, and distribution channels for the cannabis industry in the areas of cannabis production, cannabis extracts, edibles and other pharmaceutical grade products. The Company changed its name from Hollyweed North Cannabis Inc. to Lucy Scientific Discovery Inc. and, under a new business model, is engaged in the research, manufacturing and commercialization of psychedelic products. The Company’s registered office is Suite 301 — 1321 Blanshard Street, Victoria, British Columbia, Canada.

Subsidiaries that are active and wholly-owned by the Company and that have each been incorporated under the Business Corporations Act of British Columbia to facilitate its business activities include:

●	TerraCube International Inc. — On October 4, 2017, the Company acquired control of TerraCube International Inc. (“TerraCube”), formerly Crop2Scale International Inc. TerraCube innovates, develops and produces highly controlled agricultural grow environments for plant manufacturing and replication.

●	LSDI Manufacturing Inc. — On June 29, 2017, the Company incorporated LSDI Manufacturing Inc. (“LMI”), under the Business Corporations Act (British Columbia) for the purposes of cannabis extraction and manufacturing of adult-use and pharmaceutical products. LMI held a Health Canada Processor’s License under the Cannabis Act but has never engaged in plant-touching activities up to the date the Board of Directors approved these financial statements. On August 10, 2021, the Health Canada Standard Processor’s License was voluntarily withdrawn by LMI with the revocation effective September 3, 2021. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. The Dealer’s Licence, which we hold through one of our wholly owned subsidiaries, authorizes us to develop and produce (through cultivation, extraction or synthesis) certain restricted substances. The Company intends to develop and produce these restricted substances as pharmaceutical-grade active pharmaceutical ingredients and their raw material.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, and led to an economic downturn. To date, COVID-19 has not had any material impact on the Company’s operations; however, it is possible that estimates in these consolidated financial statements may change in the near term as a result of COVID-19 variants.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended June 30, 2022 and 2021, which are contained in the Company’s final prospectus for its IPO, dated February 8, 2023, and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. Since the date of those audited consolidated financial statements, there have been no changes to its significant accounting policies.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim balance sheet as of June 30, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements as of and for the three and six months ended December 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) regarding interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures in these unaudited condensed consolidated interim financial statements, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2022, the Company’s operating results for the three and six months ended December 31, 2022 and 2021, and the Company’s cash flows for the six months ended December 31, 2022 and 2021. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2022. The condensed consolidated interim financial statements include the accounts of the Company and our subsidiaries in which we have controlling financial interest. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of the condensed consolidated interim financial statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, and expenses as well as the related disclosures. The Company must often make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates.

Functional and Presentation Currency

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s functional currency is the local currency, Canadian Dollar (“CAD”). Assets and liabilities of these operations are translated into USD at the end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of stockholder’s equity (deficit) in the consolidated balance sheet in accumulated other comprehensive loss.

Significant Accounting Policies

The accounting policies applied in the preparation of these interim financial statements are consistent with those applied and disclosed in note 2 to the annual financial statements except as noted below:

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) has affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the own stock scope exception and certain aspects of the earnings-per-share guidance. The amendments are effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for after December 15, 2020. The adoption of ASU 2020-06 had no impact on the Company’s condensed consolidated interim financial statements.

NOTE 3 — DIGITAL ASSETS

During the six months ended December 31, 2022, the Company sold approximately 34,106 Tether for $34,106 in cash.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

On February 25, 2021, the Company entered an agreement whereby the Company acquired certain equipment for consideration of 990,741 Class B common non-voting shares with a fair value of $1,687,032 (CAD$2,140,000). At the time of acquisition, the equipment had a fair value of $843,500. The excess of fair value of the Class B common non-voting shares above the fair value of the equipment of $843,532 was recorded as compensation expense within selling, general and administrative expenses The equipment is not in use and therefore no depreciation has been taken for the six months ended December 31, 2022 and 2021.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2022	June 30, 2022
	$	$
Trade payables	3,011,033	2,419,118
Vacation accrual	13,153	23,225
Accrued liabilities	161,667	372,189
	3,185,853	2,814,532

The Company entered into debt settlement and subscription agreements with various vendors under which liabilities with a face value of $1,427,755 (CAD$1,933,713) as at December 31, 2022 will be settled upon initial public offering through the issuance of common shares at a 40% discount to the price of an initial public offering.

NOTE 6 — RIGHT OF USE ASSET AND LEASE LIABILITY

The lease liability relates to a Warehouse Lease. The lease commenced on August 1, 2017 with an initial term of 5 years expiring on July 31, 2022. On August 1, 2022, the Company exercised its option to renew for 5 years. The new term starts on August 1, 2022 and ends on July 31, 2027, with an option to extend the lease for an additional five years. The renewal option needs to be exercised no less than six months from the expiry date. As of lease renewal, the Company anticipated exercising the option to renew and as such has determined the lease term to be 10 years in determining the lease liability. The discount rate used was 16%, equivalent to the interest rate the Company would incur to borrow funds equal to the future lease payments on a collateralized basis over a similar term and in a similar economic environment. As a result, the Company increased its right-of-use asset by $1,144,349 and lease liability by $1,144,349 related to the Warehouse Lease on August 1, 2022. During the three and six months ended December 31, 2022, the Company recorded amortization expense of $27,510 and $46,755, respectively (three and six months ended December 31, 2021 - $nil and $nil, respectively) with respect to the right of use asset.

Leases with an initial term of less than 12 months are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The long-term deposit of $18,458 (CAD$25,000) relates to a security deposit on the Warehouse Lease which is expected to be returned to the Company at the completion of the lease, including renewal periods.

The maturity of the lease liability is as follows:

For the years ended June 30,	Amount
$
2023	156,633
2024	331,214
2025	368,741
2026	407,899
2027	429,110
Thereafter	1,602,227
Total lease payments	3,374,141
Less: Unamortized interest	(1,585,742)
Total lease liability	1,710,082

NOTE 7 — NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTIES

The following table summarizes the future principal repayments required on the Company’s notes payable and notes payable – related parties:

For the years ended June 30,	Amount
$
2023	296,054
2024	59,067
Total notes payable	355,121

NOTE 8 — CONVERTIBLE NOTES

During the six months ended December 31, 2022, the Company issued unsecured convertible notes with a face value of $340,000 which bear an interest rate of 8% per annum. The convertible notes are convertible into common shares at a 40% discount to the price of an initial public offering and mature between August 24, 2024 and December 28, 2024. During the three and six months ended December 31, 2022, the Company incurred interest expense of $52,187 and $130,701, respectively (three and six months ended December 31, 2021 — $65,411 and $72,655, respectively) with respect to the convertible notes.

NOTE 9 — LINE OF CREDIT

On November 5, 2020, the Company established a line of credit of $4,928,382 (CAD$6,675,000). The line of credit is secured by the Company’s assets, bears an interest rate of 8% per annum and matures on November 5, 2023. The Company may draw up to $369,167 (CAD$500,000) per quarter under the line of credit beginning January 15, 2021. Pursuant to entering the line of credit, the Company issued the lender warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.60 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The warrants were valued at $4,775,535 and recorded as deferred financing costs to be recognized over the term of the line of credit. During the three and six months ended December 31, 2022 the Company recorded interest expense of $386,125 and $765,040, respectively (three and six months ended December 31, 2021 — $412,088 and $824,222, respectively) related to the warrants.

On January 22, 2021, pursuant to the warrant amendment, the Company reclassified 3,906,209 warrants valued at $4,775,535 to warrant liability as the exercise price became variable based on the amount of convertible notes payable raised. The incremental fair value resulting from the warrant amendment of $1,079,468 was recorded as interest expense on the condensed consolidated interim statement of operations and comprehensive loss.

On December 8, 2021, the Company reclassified 3,906,209 warrants valued at $6,392,476 to share capital as the exercise price became fixed for the remaining warrants outstanding since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price.

Following is a summary of the Company’s warrant liability for the six months ended December 31:

	December 31, 2022	December 31, 2021
	$	$
Balance, beginning of period	—	6,192,883
Warrants reclassified to share capital	—	(6,392,476)
Change in fair value of warrant liability	—	322,226
Unrealized foreign exchange gain	—	(122,633)
Balance, end of period	—	—

Any outstanding principal and accrued interest is subject to mandatory conversion into common shares of the Company at a conversion price of $1.59 (CAD$2.16) per common share upon consummation of an initial public offering and listing of the Company’s common shares.

NOTE 10 — STOCKHOLDERS’ EQUITY

Share Capital

Stock Split

On December 1, 2021, the Company authorized an 18:1 reverse stock split of its issued and outstanding Class B common stock. Also on December 1, 2021, the Company amended its articles to create a single class of non-voting common shares and cancel the Class A voting common shares and Class B non-voting common shares. Pursuant to the amendment, the Class A voting common shares and Class B non-voting common shares were converted on a one-for-one basis into common shares of the Company.

Common Stock Issuances and Transfers

Upon closing of the initial public offering, the Company will issue to its Chief Executive Officer an award with respect to the number of the Company’s common shares equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the initial public offering, which award shall be fully vested at the time of issuance.

During the six months ended December 31, 2022, the Company had no common stock transactions.

During the six months December 31, 2021, the Company had the following common stock transactions:

On December 8, 2021, the Company issued 3,477,919 common non-voting shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD$0.018) per warrant.

On December 28, 2021, the Company issued 185,138 common non-voting shares pursuant to the conversion of $300,000 of convertible notes plus $14,016 accrued interest at a conversion price of $1.69 (CAD$2.16) per common non-voting share.

Stock Options

The following is a summary of the changes in the 2019 Plan during the six months ended December 31, 2021 and 2022:

	Number of options		Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2021	464,293		2.01 (CAD2.59)	2.63	276,294
Balance at December 31, 2021	464,293		2.01 (CAD2.59)	2.13	276,294

Balance at June 30, 2022	621,697		2.34 (CAD3.01)	1.91	—
Expired	(54,266	)(1)	2.35 (CAD3.22)	—	—
Balance at December 31, 2022	567,431		2.18 (CAD2.99)	1.57	—

(1)	On September 17, 2022, 54,266 share purchase options expired, unexercised.

During the three and six months ended December 31, 2022, the Company recognized share-based payment expense of $nil and $nil, respectively (three and six months ended December 31, 2021 — $6,279 (CAD$7,913) and $20,922 (CAD$26,367)) related to vested share purchase options. As at December 31, 2022, total unrecognized share-based payment expense related to the outstanding share purchase options was $nil.

The Company has computed the fair value of options granted using the Black-Scholes option pricing model. The expected term is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

In addition to the options discussed above, the Company plans to issue 2,114,751 share purchase options to various officers, executive chairman, and directors effective upon closing of the initial public offering. The exercise price of these stock options will be the closing price of the Company’s common shares on the closing date of an initial public offering. These stock options will vest as to 25% of the underlying common shares on the grant date, and the balance of these stock options will vest and become exercisable with respect to 44,057 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through December 31, 2022 with respect to these options.

Warrants

The Company has computed the fair value of warrants issued using the Black-Scholes option pricing model. The expected term used for warrants issued is the contractual term. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Pursuant to entering the line of credit, on January 15, 2021, the Company issued 3,906,209 warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.60 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The following is a summary of the warrants for the six months ended December 31, 2022 and 2021:

	Number of warrants	Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value
Balance at June 30, 2021	3,906,209	0.61 (CAD0.76)	4.35	4,321,401
Exercised	(3,477,919)	0.015 (CAD0.018)	—	(4,321,401)
Balance at December 31, 2021	428,290	1.70 (CAD2.16)	3.85	—

Balance at June 30, 2022	428,290	1.58 (CAD2.16)	3.35	—
Balance at December 31, 2022	428,290	1.59 (CAD2.16)	2.85	—

On December 8, 2021 the Company reclassified 3,906,209 warrants valued at $6,392,476 to share capital as the exercise price became fixed for the remaining warrants outstanding since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price.

The Company applied the following assumptions in the Black-Scholes option pricing model:

	December 8, 2021	June 30, 2021
Expected life warrants (years)	—	4.10
Expected volatility	—%	100%
Expected dividend yield	—%	0%
Risk-free interest rate	—%	0.34%
Black-Scholes value of each warrant	$—	$0.80 (CAD$1.08)

NOTE 11 — RELATED PARTY TRANSACTIONS

Included under due to related parties on our consolidated balance sheet as of December 31, 2022 is $2,039,257 (June 30, 2022 — $1,775,372) that relates to wages, short-term benefits and contracted services for key management personnel. The amounts are unsecured and non-interest bearing. As of December 31, 2022, the Company had entered into debt settlement and subscription agreements with various related parties under which liabilities with face value of $701,105 (CAD$946,491) would be settled upon an initial public offering through the issuance of common shares at a 40% discount to the price of an initial public offering.

On December 31, 2018, the Company issued a note payable of $144,666 (CAD$200,000) to a director and stockholder of the Company. The note bears interest of 21% per annum, is unsecured and is repayable 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the six months ended December 31, 2022, the Company incurred interest expense of $3,944 (CAD$5,250) (December 31, 2021 — $4,166 (CAD$5,250)) with respect to the note payable. During the three six months ended December 31, 2022, the Company made payments of $nil and $nil, respectively (three and six months ended December 31, 2021 — $nil and $nil, respectively) with respect to the note.

During the year ended June 30, 2019, the Company issued a series of notes payable totalling $245,768 (CAD $330,000) to a director and stockholder of the Company. The note bears interest of 2% per annum, is unsecured and repayable 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the six months ended December 31, 2022, the Company incurred an interest expense of $1,950 (CAD$2,596) (December 31, 2021 — $2,060 (CAD$2,596)). During the three six months ended December 31, 2022, the Company made payments of $nil and $nil, respectively (three and six months ended December 31, 2021 — $nil and $nil, respectively) with respect to the note.

On February 25, 2021, the Company entered an agreement whereby the Company acquired certain equipment from the current CEO for consideration of 990,741 Class B common shares with a fair value of $1,687,032 (CAD$2,140,000) (note 4).

On February 25, 2021, the Company issued a $500,000 convertible note at 8% interest rate to the CEO of the Company. The convertible note matured on August 25, 2021. The note was modified subsequent to June 30, 2021 whereby the maturity was extended to February 25, 2022. The note is convertible at the option of the holder into common shares at a conversion price of $1.59 (CAD$2.16) per share. During the three and six months ended December 31, 2022, the Company incurred an interest expense of $6,449 and $17,738, respectively (three and six months ended December 31, 2021 — $10,635 and $21,060, respectively) with respect to this note.

Following closing of the initial public offering, the Company will issue to its Chief Executive Officer an award with respect to the number of the Company’s common shares equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the initial public offering, which award shall be fully vested at the time of issuance.

The Company plans to issue 2,114,751 share purchase options to various officers and the executive chairman effective following the closing an initial public offering. The exercise price of these stock options will be the closing price of the Company’s common shares on the closing date of an initial public offering. These stock options will vest as to 25% of the underlying common shares on the grant date, and the balance of these stock options will vest and become exercisable with respect to 43,319 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through December 31, 2022 with respect to these options.

NOTE 12 — FINANCIAL INSTRUMENTS

The Company has established a fair value hierarchy that reflects the significance of inputs of valuation techniques used in making fair value measurements as follows:

Level 1 —	quoted prices in active markets for identical assets or liabilities;

Level 2 —	inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. from derived prices); and

Level 3 —	inputs for the asset or liability that are not based on observable market data.

The Company’s financial assets and financial liabilities are measured at amortized cost. As at December 31, 2022 and June 30, 2022 the carrying value of the cash, other assets — GST receivable, accounts payable and accrued liabilities and amounts due to related parties approximates the fair value due to the short-term nature of these instruments.

The digital assets are categorized as Level 1. If the carrying value of Tether exceeds that lowest price, as quoted on Coinbase, an impairment loss has occurred with respect to that Tether in the amount equal to the difference between its carrying value and such lowest price. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from this financial instrument.

The convertible notes, notes payable, and notes payable — related parties are categorized as Level 2 and have been recorded at amortized cost. The carrying value approximates its fair value due to its relatively short-term nature. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

NOTE 13 — SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated interim financial statements, the Company evaluated subsequent events through March 17, 2023, which was the date the condensed consolidated interim financial statements were issued, and determined that the following subsequent events occurred as of that date:

Equity transactions

On January 16, 2023, we entered into a strategic investment agreement, or the Strategic Investment Agreement, with Hightimes Holding Corp., (“HHC”), 1252240 BC LTD, a wholly owned subsidiary of HHC, and Trans-High Corporation, a wholly owned subsidiary of HHC, pursuant to which HHC granted to us $833,333 of annual advertising and marketing credits, or Advertising Credits, for three consecutive years, in exchange for 625,000 of our common shares.

On February 13, 2023, the Company closed its initial public offering, (“IPO”) of 1,875,000 of the Company’s common shares at a public offering price of $4.00 per share. The gross proceeds from the IPO was $5.8 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company.

Upon completion of the IPO, the convertible notes in the aggregate principal amount of $4,307,115 were automatically converted into 1,932,006 common shares.

Upon completion of the IPO, the related party notes payable in the aggregate amount of $88,707 were automatically converted into 36,962 common shares pursuant to a settlement and subscription agreement.

Upon completion of the IPO, accounts payable and due to certain related parties in the aggregate amount of $2,579,299 were automatically converted into 1,074,716 common shares pursuant to settlement and subscription agreements.

Upon completion of the IPO, the Company issued 250,000 common shares pursuant to a two-year marketing agreement.

Upon completion of the IPO, the Company issued 104,167 common shares pursuant to a donation to the Austin Community Foundation.

Stock Plans:

The Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, each of which became effective upon the effectiveness of the registration statement filed in connection with the IPO on February 8, 2023. Since February 8, 2023, the Company has not granted any awards under such plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our final prospectus, or the Prospectus, for our initial public offering, or IPO, dated February 8, 2023 and filed with the United States Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. Some of the information with respect to our plans and strategy for our business, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the section entitled “Risk Factors in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are an early-stage psychotropics contract manufacturing company focused on becoming the premier contract research, development, and manufacturing organization for the emerging psychotropics-based medicines industry. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. A Dealer’s Licence authorizes us to develop, sell, deliver, and manufacture (through extraction or synthesis) certain pharmaceutical-grade active pharmaceutical ingredients, or APIs, used in controlled substances and their raw material precursors. Our mission is to make our products and research services available to our clients for the development of medicines and experimental therapies to address certain psychiatric health disorders and other medical needs. Since current Canadian regulations prohibit the commercial sales of APIs and other products we intend to produce, APIs and such other products would only be authorized for sale in Canada for clinical testing purposes in an “institution,” for the purpose of determining the hazards and efficacy of the drug, and for laboratory research in an institution by qualified investigators. Our mission is to make our products and research services available to our clients for the development of medicines and experimental therapies to address certain psychiatric health disorders and other medical needs. We cannot guarantee that we will receive such further approvals from Health Canada, and a failure to receive such further approvals would have a material adverse effect on our business and result in an inability to generate revenue from said substances. Further, as of the date of this Quarterly Report, we have not manufactured all of the psychedelics-based products allowable under the Dealer’s Licence.

The success of our business plan is dependent on our activities being permissible under applicable laws and upon the occurrence of regulatory changes for psychotropics-based medicines. In Canada, the psychedelic compounds that we are approved to produce under our Dealer’s Licence, psilocybin, psilocin, lysergic acid diethylamide, or LSD, N,N-Dimethyltryptamine, or N,N-DMT, and 3,4-Methylenedioxymethamphetamine, or MDMA, and 4-Bromo-2,5-Dimethoxybenzeneethanamine, or 2C-B, are regulated under the Controlled Drugs and Substances Act, or CDSA. Certain psychedelic substances, including psilocybin, psilocin, mescaline and DMT, are classified as Schedule III drugs and the CDSA prohibits the possession of a Schedule III drug absent authorization under the CDSA or a related regulation, and are illegal to possess Schedule III substances without a prescription. In the United States, these substances are classified under the Controlled Substances Act (21 U.S.C. § 811), or the CSA, and the Controlled Substances Import and Export Act, or the CSIEA, and as such, medical and recreational use is illegal under the U.S. federal laws. Under the CSA, the Drug Enforcement Agency, or DEA, regulates chemical compounds with a potential for abuse as Schedule I, II, III, IV or V substances. Schedule I substances may not be prescribed, marketed or sold in the United States. Most, if not all, state laws in the United States classify psilocybin, LSD, MDMA, DMT and 2C-B as Schedule I controlled substances. For any product containing any of these substances to be available for commercial marketing in the United States, the applicable substance must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. If the DEA does not reschedule psilocybin, LSD, MDMA, DMT and 2C-B as II, III, IV or V, such substances will be subject to individually-allotted manufacturing and procurement quotas, which may have a material adverse effect on our business and result in an inability to generate sufficient revenue from said substances to be profitable. Additionally, regardless of the scheduling of a finished, approved therapeutic product, if the API used in the final dosage form is a Schedule I or II controlled substance, it would be subject to such quotas as the API could remain listed on Schedule I or II. Moreover, even if the finished dosage form of a psychedelics-based medicine developed by one of our clients is approved by the FDA, and if such product is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA.

An increasing number of the leading universities, hospitals and other public, private, and government institutions throughout the world have launched research programs and are conducting clinical studies aimed at understanding the therapeutic potential of a range of psychedelic substances, including the John Hopkins Center for Psychedelic and Consciousness Research at Johns Hopkins University, the Imperial College of London Centre for Psychedelic Research, the Center for the Science of Psychedelics at the University of California, Berkeley, the Depression Evaluation Service at Columbia University, the Center for Psychedelic Psychotherapy and Trauma Research at the Icahn School of Medicine at Mount Sinai Health System, New York City’s largest academic medical system, and the Center for the Neuroscience of Psychedelics at Massachusetts General Hospital, among many others.

To address mounting demands for alternative therapies incorporating the use of psychedelics and other psychotropics, we intend to leverage our 25,000 square foot facility located near Victoria, British Columbia, for research, development, and large-scale production of high-quality biological raw materials, APIs, and finished biopharmaceutical products. Supported by an executive leadership and advisory team consisting of highly experienced biotechnology and pharmaceutical industry experts, we will seek to position our company to be at the forefront of new discovery in this rapidly emerging market.

Since our inception, we have devoted substantially all of our resources to establishing our 25,000 square foot manufacturing and research facilities, which are located near Victoria, British Columbia, researching potential products related to psychotropics-based therapies, pursuing the approval of our Dealer’s Licence from Health Canada, organizing and staffing our company, developing our business strategy, establishing our intellectual property portfolio, raising capital and engaging in other general and administrative activities to support and expand these efforts. To date, we have financed our operations primarily with proceeds from the sales of our common shares, convertible and non-convertible promissory notes, and from bridge loan agreement. Until such time as we can generate significant revenue from our contract manufacturing and research services, as to which no assurance can be given, we expect to finance our cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on commercially reasonable terms, or at all.

We have incurred net losses in each year since inception. Our net loss was $2,305,548 for the six months ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $37,732,890 and we had cash and cash equivalents of $26,059. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our research efforts, the expansion of our product and research offerings and the timing of our other operating activities. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. We expect to incur increased expenses as we:

●	complete the buildout of our manufacturing and research facilities;

●	continue to establish our contract manufacturing and research services;

●	conduct research related to potential API and finished product offerings in the psychotropics space;

●	seek regulatory authorization to distribute and export our product offerings;

●	acquire or license products or technologies;

●	obtain, maintain, protect and enforce our intellectual property portfolio;

●	seek to attract and retain new and existing skilled personnel;

●	create additional infrastructure to support our operations as a public company and incur increased legal, accounting, investor relations and other expenses; and

●	experience delays or encounter issues with any of the above.

To the extent that that psychotropics-based medicines receive approval from the FDA or Health Canada and the market for our products expands into commercial-scale projects, we expect to incur significant additional expenses in connection with product manufacturing, marketing, and distribution.

Recent Developments

On January 16, 2023, we entered into a strategic investment agreement, or the Strategic Investment Agreement, with Hightimes Holding Corp., or HHC, 1252240 BC LTD, a wholly owned subsidiary of HHC, and Trans-High Corporation, a wholly owned subsidiary of HHC, pursuant to which HHC granted to us $833,333 of annual advertising and marketing credits, or Advertising Credits, for three consecutive years, in exchange for 625,000 of our common shares. The Advertising Credits enable us to advertise (i) on all HHC publications, including the HHC print and website publications, and (ii) at all festivals and events conducted by HHC. Unless earlier terminated pursuant to the terms of the Strategic Investment Agreement, the Strategic Investment Agreement will terminate on December 31, 2025, which term may be extended by the parties to the Strategic Investment Agreement upon such terms and conditions as the parties may mutually agree. Paul Abramowitz, one of our directors, is the stepfather of the Executive Chairman of HHC. Mr. Abramowitz’s biological son is a beneficial owner of Roma Ventures, LLC, or Roma Ventures, an entity that owns approximately 6.00% of our issued and outstanding common shares. Benjamin Windle is the investment manager of Roma Ventures and has sole voting and investment control with respect to our common shares held by the Roma Ventures. Each of the Executive Chairman of HHC, Mr. Abramowitz and Roma Ventures are shareholders of HHC.

On February 13, 2023, we completed our IPO. Our registration statement on Form S-1 (File No. 333-262296) relating to the IPO was declared effective by the SEC on October 8, 2023. We issued 1,875,000 common shares at a price of $4.00 per share for aggregate net cash proceeds of $5.8 million, after deducting underwriting discounts and commissions and other offering related costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. WestPark Capital, Inc. acted as sole book running manager of the offering and as representative of the underwriters.

On February 16, 2023, we filed an amendment with our current Dealer’s License to add coca leaves, ketamine, methamphetamine, methadone, buprenorphine, diacetylmorphine (heroin), opium, thenaine (paramorphine), benzoylmethylecgonine (cocaine), fentanyl, hydromorphone, oxycodone, hydrocodone, morphine and codine to the list of approved substances that it is authorized to manufacture. The shift toward a public health response to the drug crisis will provide greater opportunities for people who use substances to connect with a growing range of harm reduction and treatment options. Currently, we focus on the development of psychedelic drugs for research purposes.

On February 27, 2023, we agreed to our first commercial sale to the prestigious Hadassah BrainLabs - Center for Psychedelics Research, Hadassah Medical Center, Hebrew University, Jerusalem, Israel. This first commercial sale of psilocybin marks a key operational milestone for the company as we shift from pre revenue to revenue producing. This transaction establishes our ability to supply the global psychedelic community with compounds and services.

COVID-19 Impacts

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business, and we are taking proactive efforts designed to protect the health and safety of our employees and consultants and to maintain the continuity of our business. We believe that the measures we are implementing are appropriate, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as we deem appropriate.

While the COVID-19 pandemic has not yet resulted in a significant impact to the development of our business and operations, as the pandemic continues, we could see an impact on our ability to advance our manufacturing and research programs, obtain supplies from key suppliers or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations, and growth prospects.

In addition, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the potential value of our common shares.

The extent of the impact of the COVID-19 pandemic on our efforts, our ability to raise sufficient additional capital on acceptable terms, if at all, and the future value of and market for our common shares will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in Canada, the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19.

Components of Operating Results

Selling, General and Administrative Expenses

Selling, general and administrative expense consists primarily of employee-related expenses, including salaries, share-based compensation expense, benefits, and travel for our personnel in executive, finance and accounting, human resources, and other administrative functions, as well as fees paid for accounting, legal and tax services, consulting fees and facilities costs. General and administrative expense also includes corporate facility costs, including allocated rent and utilities, insurance premiums, legal fees related to corporate matters, and fees for auditing, accounting, and other consulting services.

We expect our selling, general and administrative expenses to increase substantially in absolute dollars for the foreseeable future as we increase our headcount to grow our business. Following the completion of our IPO on February 13, 2023, we anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Research and Development Expenses

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our product development efforts and include costs incurred as services are being provided by our external service providers; costs related to acquiring, developing and manufacturing supplies for our research activities; professional and consulting services costs; and facility and other allocated costs. We do not track research and development expenses by product. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and the services are performed.

We did not incur research and development expenses during the six months ended December 31, 2022 and 2021 as we focused on establishing our 25,000 square foot manufacturing and research facilities, pursuing the approval of our Dealer’s Licence from Health Canada, organizing and staffing our company and developing our business strategy. We expect to routinely incur significant research and development expenses over the next several years we develop pharmaceutical-grade psychotropic products, including advancements in existing API production and formulation projects, as well as in IP and critical patent capture programs. The process of researching and developing psychotropic compounds and APIs is costly and time-consuming. Our research and developments costs may vary significantly based on, and our actual probability of commercial success for our psychedelic products may be affected by, a variety of factors, including, without limitation:

●	our ability to obtain regulatory approvals for the production, distribution and export/import of psychotropic substances;

●	regulatory developments affecting the industry generally and our prospective clients in particular;

●	conditions imposed by regulatory authorities on our operations;

●	the ability of our prospective clients to establish the safety and efficacy of psychedelics-based medicines;

●	serious or unexpected drug-related side effects related to our products or the products of our prospective clients;

●	third-party vendors not performing research, manufacturing and/or distribution services in a timely manner or to sufficient quality standards;

●	any changes to our cultivation or manufacturing processes, suppliers or formulations that may be necessary or desired;

●	the ability of our prospective clients to obtain regulatory approval for their product candidates;

●	the level of demand that materializes for psychedelics-based medicines; and

●	our ability to compete with other contract manufacturing and research organizations.

We have not yet completed scaled development and manufacturing. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our products.

Interest Expense

Interest expense relates to interest charges associated with indebtedness incurred under debt agreements, as well as charges associated with a debt modification and certain lease liability. We anticipate that we will repay our outstanding debt obligations during the upcoming fiscal year, which will result in a reduction of interest expense in future periods.

Change in fair value of warrant liability

Change in fair value of warrant liability consist of a non-cash change in the fair value of 3,906,209 warrants. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018). The warrants were classified as a derivative liability due to the variable nature of the exercise price. On December 8, 2021, the Company reclassified the 3,906,209 warrants valued at $6,392,476 from warrant liability to share capital as the exercise price became fixed for the warrants outstanding, since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price. Also on December 8, 2021, the Company issued 3,477,919 common shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD $0.018) per warrant.

Foreign Currency Translation Adjustment

The amount of foreign currency translation adjustment will fluctuate from period to period with changes in foreign exchange rates between Canadian dollars and U.S. dollars.

Results of Operations

Comparison of the Three Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

For the three months ended December 31:	2022	2021
Selling, general and administrative expense	$448,534	$763,523
Total expenses	448,534	763,523

Other expense (income)
Interest expense	485,278	598,339
Change in fair value of warrant liability	—	170,923
Other income	(5)	—
Net loss	(933,807)	(1,532,785)
Foreign currency translation adjustment	(101,117)	11,243
Comprehensive loss	$(1,034,924)	$(1,521,542)

Selling, general and administrative expenses. Selling, general and administrative expenses were $448,534 for the three months ended December 31, 2022, compared to $763,523 for the three months ended December 31, 2021. The decrease is attributable to a reduction in professional fees due prior to the IPO and a stronger US Dollar which reduced the US Dollar value of Canadian denominated expenses. Following the completion of our IPO on February 13, 2023, we anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest expense. Interest expense was $485,278 for the three months ended December 31, 2022, compared to interest expense of $598,339 for the three months ended December 31, 2021. During the three months ended December 31, 2022, interest expense included $382,345 related to the warrants issued in connection with the line of credit. During the three months ended December 31, 2021, interest expense included $412,111 related to the warrants issued in connection with the line of credit.

Change in fair value of warrant liability. Change in fair value of warrant liability was $nil for the three months ended December 31, 2022, compared to $170,923 for the three months ended December 31, 2021. On December 8, 2021, the Company reclassified the 3,906,209 warrants valued at $6,392,476 from warrant liability to share capital as the exercise price became fixed for the warrants outstanding, since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price. Also on December 8, 2021, the Company issued 3,477,919 common shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD $0.018) per warrant.

Other income. Other income was $5 for the three months ended December 31, 2022, compared to other income of $nil for the three months ended December 31, 2021.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was a loss of $101,117 for the three months ended December 31, 2022, compared to income of $11,243 for the three months ended December 31, 2021. The increase in net loss is due to the strengthening of the US Dollar relative to the Canadian Dollar.

Comparison of the Six Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

For the six months ended December 31:	2022	2021
Selling, general and administrative expense	$1,277,093	$1,478,007
Total expenses	1,277,093	1,478,007

Other expense (income)
Interest expense	1,028,499	1,072,609
Change in fair value of warrant liability	—	322,226
Other income	(44)	—
Net loss	(2,305,548)	(2,872,842)
Foreign currency translation adjustment	299,663	146,021
Comprehensive loss	$(2,005,885)	$(2,726,821)

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,277,093 for the six months ended December 31, 2022, compared to $1,478,007 for the six months ended December 31, 2021. The decrease is attributable to a reduction in professional fees prior to the IPO. Following the completion of our IPO on February 13, 2023, we anticipate that we will incur increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Interest expense. Interest expense was $1,028,499 for the six months ended December 31, 2022, compared to interest expense of $1,072,609 for the six months ended December 31, 2021. During the six months ended December 31, 2022, interest expense included $765,039 related to the warrants issued in connection with the line of credit. During the six months ended December 31, 2021, interest expense included $824,192 related to the warrants issued in connection with the line of credit.

Change in fair value of warrant liability. Change in fair value of warrant liability was $nil for the six months ended December 31, 2022, compared to $322,226 for the six months ended December 31, 2021. On December 8, 2021, the Company reclassified the 3,906,209 warrants valued at $6,392,476 from warrant liability to share capital as the exercise price became fixed for the warrants outstanding, since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price. Also on December 8, 2021, the Company issued 3,477,919 common shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD $0.018) per warrant.

Other income. Other income was $44 for the six months ended December 31, 2022, compared to other income of $nil for the six months ended December 31, 2021.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was income of $299,663 for the six months ended December 31, 2022, compared to income of $146,021 for the six months ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred operating losses and negative cash flows from our operations. Our operations have been financed primarily by the sale and issuance of our common shares, from the issuance of convertible and non-convertible promissory notes, and our IPO. We will continue to be dependent upon equity and debt financings or collaborations or other forms of capital at least until we are able to generate positive cash flows from product sales, if ever.

Our comprehensive loss was $2,005,885 for the six months ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $37,732,890 and cash of $26,059. The gross proceeds from the IPO were $7.5 million and the net proceeds were approximately $5.8 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Our primary use of cash is to fund operating expenses, which consist primarily of selling, general and administrative expenditures and expenditures for research and development activities when liquidity permits. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Our strategy for managing liquidity over the long-term is based on achieving positive cash flows from operations to internally fund operating and capital requirements. We continually monitor factors that may affect our liquidity. These factors include research and development costs, operating costs, capital costs, income tax refunds, foreign currency fluctuations, seasonality, market immaturity and a highly fluid environment related to state and federal law passage and regulations.

Working Capital

At December 31, 2022 and June 30, 2022, we had a working capital deficiency of $7,300,529 and $3,911,421, respectively, as follows:

As of:	December 31, 2022	June 30, 2022
Cash	$26,059	$53,379
Prepaid expenses and deposits	124,833	185,723
Other assets – GST receivable	37,007	13,232
Digital assets	—	34,106
Deferred financing costs, current	1,278,252	1,612,228
Total current assets	1,466,151	1,898,668
Accounts payable and accrued liabilities	3,185,853	2,814,532
Convertible notes, current	2,924,092	825,707
Due to related parties	2,039,257	1,775,372
Notes payable – related parties	296,054	305,082
Lease liability, current	321,424	89,396
Total current liabilities	8,766,680	5,810,089
Working capital deficiency	$(7,300,529)	$(3,911,421)

Subsequent to December 31, 2022, we had a working capital surplus due to the following events:

On February 13, 2023, the Company closed its IPO of 1,875,000 of the Company’s common shares at a public offering price of $4.00 per share. The gross proceeds from the IPO was approximately $5,800,000, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company.

Upon completion of the IPO, the convertible notes in the aggregate principal amount of $4,307,115 were automatically converted into 1,932,006 common shares.

Upon completion of the IPO, the related party notes payable in the aggregate amount of $88,707 were automatically converted into 36,962 common shares pursuant to a settlement and subscription agreement.

Upon completion of the IPO, accounts payable and due to certain related parties in the aggregate amount of $2,579,299 were automatically converted into 1,074,716 common shares pursuant to settlement and subscription agreements.

Cash Flows

Comparison of the Six Months Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

Net cash provided by (used in)	December 31, 2022	December 31, 2021
Operating activities	$(370,967)	$(1,628,837)
Investing activities	34,106	(33,365)
Financing activities	310,869	1,780,241
Effect of exchange rate changes on cash	(1,328)	9,937
Cash, beginning of year	53,379	246,030
Cash, end of year	$26,059	$374,006

Operating Activities

Cash used in operating activities during the six months ended December 31, 2022 was $370,967. The cash used in operating activities is attributable to the following:

●	Net loss of $2,305,548 due primarily to spend on selling, general and administrative expenses and non-cash interest expense. Included in net loss are non-cash items of $1,330,080 for the six months ended December 31, 2022.

●	Movements in prepaid expenses and deposits increased cash by $920.

●	Movements in other assets including GST receivable which decreased cash by $24,839.

●	Movements in accounts payable and accrued liabilities which increased cash by $420,264.

●	Movements in lease liability which decreased cash by $148,004.

●	Movements in due to related parties which increased cash by $356,160.

Cash used in operating activities during the six months ended December 31, 2021 was $1,628,837. The cash used in operating activities is attributable to the following:

●	Net loss of $2,872,842 due primarily to spend on selling, general and administrative expenses and non-cash interest and change in fair value of warrant liability. Included in net loss are non-cash items of $1,169,831 for the six months ended December 31, 2021.

●	Movements in prepaid expenses and deposits decreased cash by $11,668.

●	Movements in other assets including GST receivable which decreased cash by $12,062.

●	Movements in accounts payable and accrued liabilities which increased cash by $185,478.

●	Movements in lease liability which decreased cash by $56,663.

●	Movements in due to related parties which decreased cash by $30,911.

Investing Activities

Cash provided by investing activities during the six months ended December 31, 2022 was $34,106 related to the sale of digital assets.

Cash used in investing activities during the six months ended December 31, 2021 was $33,365 related to the purchase of digital assets through funds received on issuance of convertible notes.

Financing Activities

Cash provided by financing activities for the six months ended December 31, 2022 was $310,869, which was the result of funds raised from the issuance of convertible notes which were partially offset by deferred issuance costs.

Cash provided by financing activities for the six months ended December 31, 2021 was $1,780,241, which was the result of funds raised from the issuance of convertible notes and exercise of warrants which was partially offset by deferred issuance costs.

Indebtedness

In February 2021, we issued a convertible promissory note in the amount of $500,000 to Downwind Investments, LLC, or Downwind. Christopher McElvany, our President and Chief Executive Officer, is the principal owner of Downwind. The convertible promissory note bears an interest rate of 8% per annum and matured on February 25, 2022 and maturity has been extended to the date of successful completion of our initial public offering. The outstanding principal amount and accrued interest under this convertible promissory note is convertible at the option of the holder into our common shares at a price of $1.58 per common share. As of December 31, 2022, the total outstanding principal amount of this convertible promissory note and accrued interest thereunder was $573,863. On February 13, 2023, the closing date of our IPO, Mr. McElvany converted the outstanding principal amount of $500,000 and accrued interest of $78,575 under, this convertible promissory note into 366,187 of our common shares and the Company has no continuing obligation with respect to the convertible promissory note.

In November 2020, we entered into a credit agreement with Origo BC Holdings Ltd., or the Origo Credit Agreement. Under the Origo Credit Agreement, we obtained a line of credit in an aggregate principal amount of up to $4,869,775, of which we can request an advance of up to $364,777 in any calendar quarter. The Origo Credit Agreement has a term of three years, and all borrowings thereunder bear interest at a rate of 8% per annum. In the event of default, all outstanding indebtedness under the Origo Credit Agreement will bear interest at a rate of 15% per annum. As of December 31, 2022, there were no amounts outstanding under the Origo Credit Agreement.

In December 2018, we issued a promissory note to Livio Susin, one of our directors, in the principal amount of $144,666, pursuant to which Mr. Susin loaned funds to us through a series of advances. All indebtedness under this promissory note bears interest at a rate of 21% per annum. The maturity date of this promissory note was December 31, 2021 and maturity has been extended to 90 days following to the successful completion of an initial public offering or a reverse takeover transaction which results in our shares being listed on a public exchange. As of December 31, 2022, the total outstanding principal amount of, and accrued interest under, this promissory note was $89,246. The Company entered into a debt settlement and subscription agreement with Livio Susin for the settlement of the promissory note, through the issuance of common non-voting shares at a 40% discount to the price of an initial public offering. On February 13, 2022, the closing date of our IPO, the entire outstanding principal and interest of $88,707 was automatically converted into 36,962 of our common shares and the Company has no continuing obligation with respect to the promissory note.

In February 2019, we issued a second promissory note to Mr. Susin in the principal amount of $245,768, pursuant to which he loaned funds to us through a series of advances. Indebtedness under this promissory note bears interest at a rate of 2% per annum. The indebtedness under this promissory note is unsecured, and is repayable 90 days following to the successful completion of an initial public offering or a reverse takeover transaction which results in our shares being listed on a public exchange. In January 2021, Mr. Susin forgave $39,746 of indebtedness under this promissory note in exchange for 13,889 shares of our common shares. As of December 31, 2022, the total outstanding principal of, and accrued interest under, this promissory note was $206,807. On February 23, 2023, the Company repaid the entire outstanding principal and interest of $207,266 and the Company has no continuing obligation with respect to the promissory note.

Funding Requirements

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for at least the next several years. Moreover, we expect our losses to increase as we enhance our manufacturing and research facilities and product offerings. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, following the completion of the IPO on February 13, 2023, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, manufacturing and development services, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Because of the numerous risks and uncertainties associated with our research and manufacturing efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements depend on many factors, including, but not limited to:

●	any necessary enhancements to our manufacturing and research facilities;

●	our need to purchase additional equipment;

●	our acquisition or development of additional intellectual property or technologies;

●	the cost of commercialization activities, including marketing, sales and distribution costs;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

●	the expenses needed to attract and retain skilled personnel;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems, and other costs associated with being a public company;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

●	the impact of the COVID-19 pandemic.

Further, our development and commercialization operating plans may change, and we may need additional funds to meet operational needs and capital requirements for manufacturing or research and development activities and commercialization of our products. Because of the numerous risks and uncertainties associated with the development, manufacturing and commercialization of our products, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated operations.

We may finance our cash needs through public or private equity or debt offerings or other sources such as strategic collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on terms that are acceptable to us, or at all. To the extent that we raise additional capital by issuing our equity securities, our existing stockholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of a common shareholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional indebtedness, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Despite the risks and uncertainties, management believes that we will have sufficient working capital to meet our liquidity needs through twelve months from the issuance date of the financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our audited financial statements included elsewhere in this Quarterly Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Share-Based Payments

We account for our stock-based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.

Common Stock Valuation

As there has been no public market for our common stock to date, the estimated fair value of our common stock has been determined by our board of directors, with input from management based upon the most recent cash common share offering to arms’ length parties. In addition to considering the most recent cash arms’ length third party offering, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

●	the progress of our research and development programs, including the status and results of preclinical studies for our product candidates;

●	our stage of development and commercialization and our business strategy;

●	external market conditions affecting the biotechnology industry and trends within the biotechnology industry;

●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;

●	the lack of an active public market for our common stock;

●	the likelihood of achieving a liquidity event or sale of our company in light of prevailing market conditions; and

●	the analysis of initial public offerings and the market performance of similar companies in the biotechnology industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

The fair value of our common stock will be determined based on the quoted market price of our common stock on the date of grant.

Income Taxes

Significant judgment is required in determining the provision for income taxes. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. We recognize liabilities and contingencies for anticipated tax audit issues based on our current understanding of the tax law in the relevant jurisdiction. For matters where it is probable that an adjustment will be made, we record our best estimate of the tax liability including the related interest and penalties in the current tax provision.

We believe that we have adequately provided for the probable outcome of these matters; however, the outcome may result in a materially different outcome than the amount included in the tax liabilities. In addition, we recognize deferred tax assets relating to tax losses carried forward only to the extent that it is probable that taxable profit will be available against which a deductible temporary difference can be utilized. This is deemed to be the case when there are sufficient taxable temporary differences relating to the same taxation authority and the same taxable entity which are expected to reverse in the same year as the expected reversal of the deductible temporary difference, or in years into which a tax loss arising from the deferred tax asset can be carried back or forward. However, utilization of the tax losses also depends on the ability of the taxable entity to satisfy certain tests at the time the losses are recouped.

Useful Lives of Property, Plant and Equipment and Intangibles

Property, plant, and equipment and intangible assets are amortized or depreciated over their useful lives. Useful lives are based on management’s estimate of the period that the assets will generate revenue, which are periodically reviewed for continued appropriateness. Changes to estimates can result in significant variations in the carrying value and amounts charged to the statement of loss and other comprehensive loss in specific periods.

Impairment

Long-lived assets, including intangible assets are reviewed for indicators of impairment at each statement of financial position date or whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its recoverable amount. For the purpose of impairment testing, assets that cannot be tested individually are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of the cash inflows of other assets or groups of assets, or CGU. Judgments and estimates are required in defining a CGU and determining the indicators of impairment and the estimates required to measure an impairment, if any.

Functional Currency

Transaction amounts denominated in foreign currencies are translated into their U.S. dollar equivalents at exchange rates prevailing at the transaction dates. Foreign currency gains and losses on transactions or settlements are recognized in the statement of loss and comprehensive loss. The functional currency of all entities is the Canadian dollar. Assets and liabilities are translated at the period end foreign exchange rate and revenue and expenses are translated at the average rate for the period.

The consolidated financial statements are translated into U.S. dollars with assets and liabilities translated at the current rate on the consolidated financial statements date and revenue and expense items translated at the average rates for the period. Translation adjustments are recorded as accumulated other comprehensive income (loss) in shareholders’ equity.

Identifying Whether a Contract Includes a Lease

ASC 842 applies a control model to the identification of leases, distinguishing between a lease and a service contract on the basis of whether the customer controls the asset. We had to apply judgment on certain factors, including whether the supplier has substantive substitution rights, whether we obtain substantially all of the economic benefits and which party has the right to direct the use of the relevant asset.

Incremental Rate

When we recognize a lease, the future lease payments are discounted using our incremental borrowing rate. This significant estimate impacts the carrying amount of the lease liabilities and the interest expense recorded on the consolidated statement of loss and comprehensive loss.

Estimate of Lease Term

When we recognize a lease, we assess the lease term based on the conditions of the lease and determine whether it will extend the lease at the end of the lease contract or exercise an early termination option. As it is not reasonably certain that the extension or early termination options will be exercised, we determined that the term of its leases are original lease term. This significant estimate could affect future results if we extend the lease or exercises an early termination option.

Recently Adopted Accounting Pronouncements

See the section titled “Notes to Consolidated Financial Statements — Note 2” included elsewhere in this Quarterly Report for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” as that term is defined in Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, including our President and Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

We identified no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any pending legal actions that would, if determined adversely to us, have a material adverse effect on our business and operations.

We may, from time to time, become involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations, and financial condition.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment.

Risks Related to Our Financial Position, Limited Operating History and Capital Requirements

We have incurred operating losses since inception and anticipate that we may continue to incur operating losses. We may not achieve or maintain profitability in the foreseeable future.

We have experienced operating losses and cash outflows from operations since incorporation and will require ongoing financing to continue our research and development and production activities. Our success is dependent upon our ability to finance our cash requirements to continue our activities. There may be a risk of default on these liabilities and other liabilities of our business if we cannot raise additional funds through the issuance of additional equity securities, through loan financing, or other means. Our comprehensive loss for the six months ended December 31, 2021 and 2021 was $2.9 million and $2.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $37.7 million. We may incur operating losses for the next several years, and we may not achieve or sustain profitability in the foreseeable future.

We anticipate that our expenses will increase if, and as, we:

●	complete the build-out of our 25,000 square foot research and manufacturing facility;

●	engage in activities related to regulatory compliance in Canada, the United States and any other jurisdiction in which we may operate, which activities are likely to increase as we experience heightened regulatory scrutiny;

●	expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development;

●	market and sell our products to academic researchers, biopharmaceutical companies and other eligible partners;

●	seek to identify and develop or in-license additional products or technologies;

●	maintain, expand and protect our intellectual property portfolio; and

●	add operational, financial and management information systems personnel to support our operations as a public company.

To become and remain profitable, we must succeed in successfully cultivating, synthesizing, extracting and purifying our products and eventually commercializing our products in order to generate significant revenue. This will require us to be successful in a range of challenging activities, including manufacturing our products at commercial scale, obtaining and maintaining compliance with all required regulatory permitting, and establishing brand recognition in the industry. Our ability to become profitable will be dependent upon, in part and among other things, the size of the market for our products, the number of competitors in such markets, the degree of market acceptance we achieve and the ability of our clients to develop, obtain regulatory approval for and successfully commercialize psychedelics-based therapies.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may decrease the value of our company and may impair our ability to raise capital, maintain our manufacturing operations, proceed with our planned research and development efforts or expand our business. A decline in the value of our company may cause you to lose all or part of your investment.

Our limited operating history may make it difficult to evaluate our business to date and assess our future viability.

We have a limited history of operations and will be in an early stage of development as we attempt to create an infrastructure to capitalize on the opportunity for value creation in the psychedelics industry. Since our inception, we have focused our efforts on constructing our 25,000 square foot manufacturing facility, developing our cultivation, extraction and purification processes, and building our executive management team. We have not yet manufactured psychedelics-based products at commercial scale. The early stage of our cultivation, research and development efforts makes it particularly uncertain whether any of our efforts will prove to be successful and meet the requirements of our customers, and whether any of our products will be capable of being manufactured at a reasonable cost or be successfully marketed. We have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing active pharmaceutical ingredients based on psychedelics. Accordingly, we are subject to many of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenue. The limited operating history may also make it difficult for investors to evaluate our prospects for success. There is no assurance that we will be successful, and our likelihood of success must be considered in light of our early stage of operations.

We may not be able to achieve or maintain profitability and may incur losses in the future. In addition, we are expected to increase our capital investments as we implement initiatives to grow our business. If our revenues do not increase to offset these expected increases, we may not generate positive cash flow. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our technology and products. We will eventually need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. Our limited operating history makes it more difficult for us to assess and plan for such unforeseen events.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We may require substantial additional funding to finance our operations, and a failure to obtain this necessary funding when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our manufacturing and commercialization efforts or other operations.

As of December 31, 2022, we had cash and cash equivalents of approximately $26,000. We may need to raise additional capital, which cannot be assured. Moreover, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favourable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including, but not limited to:

●	the scope, progress, results and costs of researching and developing our products;

●	the cost of manufacturing our products, including costs associated with completing the build-out of our 25,000 square foot research and manufacturing facility;

●	the effect of developments with respect to the regulatory and competitive landscapes for psychedelics- and other psychotropics-based products and medicines;

●	the number and scope of products or technologies we decide to pursue;

●	the cost of commercialization activities, including marketing, sales and distribution costs;

●	our ability to achieve revenue growth;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

●	whether we determine to acquire or invest in complementary businesses or assets;

●	the expenses needed to attract and retain skilled personnel;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems associated with becoming a public company in the United States;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

●	the continued impact of the COVID-19 pandemic on global social, political and economic conditions.

Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of equity offerings, debt offerings or financings, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties. The various ways we could raise additional capital carry potential risks. To the extent that we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favourable to us.

Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. Adequate additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, heightened regulatory scrutiny could have a negative impact on our ability to raise capital. If adequate funds are not available to us on a timely basis or on attractive terms, we may be required to reduce our workforce, delay, limit, reduce or terminate our research and development activities and commercialization efforts, or grant rights to develop and market products or technologies that we would otherwise develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from daily activities and distract from our research and development efforts.

Our commercial success depends on our technical abilities to cultivate, extract or synthetically derive high quality psychotropic products, as well as on the acceptance of these products by clients in our targeted markets.

We utilize advanced plant and fungi cultivation technology along with various biotechnology and direct chemical synthesis, isolation, and purification systems to produce high-quality, medical-grade psychotropic compounds to sale to appropriately licenced research institutions, biopharmaceutical companies and other clients. Our clients, in turn, utilize our products for further research, development and potential commercialization as therapies for a range of conditions. As a result, the quality and sophistication of our manufacturing processes and extraction and purification techniques is critical to our ability to grow revenue, expand our operations and become profitable. In particular, our business depends, among other things, on:

●	our ability to manufacture products at commercial scale and on the desired timeframes that are set out by our clients;

●	our ability to execute on our strategy to enter into new arrangements with targeted clients and establish a robust sales pipeline for our products;

●	our ability to increase awareness in the market of our manufacturing capabilities and the benefits of our products;

●	the rate of adoption of our products by academic institutions, biopharmaceutical companies and others;

●	if competitors develop a manufacturing capacity or techniques that enable commercialization at a higher rate than us;

●	the timing and scope of approvals by Health Canada or the U.S. Food and Drug Administration, or FDA, or any other regulatory body for drugs that are developed by our clients using products supplied by us;

●	negative publicity regarding the psychedelics industry or psychedelics-based medicines; and

●	our ability to further validate our manufacturing capabilities and technology through research and accompanying publications.

There can be no assurance that we will successfully address any of these or other factors that may affect the market acceptance of our products and techniques. If we are unsuccessful in achieving and maintaining market acceptance of our platform, our business, financial condition, results of operations and prospects could be adversely affected.

We have issued promissory notes or other debt securities, and otherwise incurred substantial debt, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

As of December 31, 2022, we had promissory notes issued to certain related-party lenders with an aggregate outstanding principal amount and accrued interest in the amount of $0.3 million and convertible promissory notes with an aggregate outstanding principal amount and accrued interest in the amount of $4.3 million, all of which were converted into an aggregate of 1,968,968 common shares or repaid upon the closing of the IPO. We have also entered into a credit facility pursuant to which we can borrow up to $4.9 million. As of December 31, 2022, no amounts had been borrowed under the credit facility.

Our outstanding indebtedness and any future indebtedness we may incur will result in increased fixed payment obligations. It could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. The incurrence of debt could have a variety of other negative effects, including:

●	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

In order to satisfy our current and future debt service obligations, we will be required to raise funds from external sources. We may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. Our failure to satisfy our current and future debt obligations could adversely affect our business, financial condition and results of operations.

Risks Related to our Business and the Psychedelics-Based Medicines Industry

The psychedelics industry and market are relatively new and the industry may not succeed in the long term.

We operate our business in a relatively new industry and market. We believe that both regulators and the public have an increasing awareness and acceptance of this field. Nevertheless, psychedelics remain a controlled substance in Canada, the United States and most other jurisdictions and their use for research and therapeutic purposes remains highly regulated and narrow in scope. There is no assurance that the industry and market will continue to grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic manufacturing and medicines industry and market could have a material adverse effect on our business, financial condition and results of operations. We have committed and expect to continue committing significant resources and capital to develop our psychedelics manufacturing facilities, refine our product offerings and establish our contract research services program. As a category of products and services, medical-grade psychedelics raw materials and psychedelics-derived active pharmaceutical ingredients, or API, and research into such substances represent relatively untested offerings in the marketplace, and we cannot provide assurance that psychedelics as a category, or that our products and services in particular, will achieve market acceptance. Moreover, as a relatively new industry, there are not many established players in the psychedelic-based medicines industry whose business model we can emulate. Similarly, there is little information about comparable companies available for potential investors to review in making a decision about whether to invest in our common shares.

Our business plan depends on the occurrence of regulatory changes that may benefit the psychotropics-based medicines market and on determinations by U.S. and Canadian regulators that are favorable to our company, and there can be no assurance that such changes or determinations will occur.

The strict regulatory environment that governs our business activity has potential to severely limit our market opportunities both in Canada and the United States. Because the APIs and other products we plan to produce are restricted drugs on the Schedule to Part J of the Canadian Food and Drug Regulations, their sale in Canada will be authorized only for the purposes of clinical testing in an “institution” for the purpose of determining the hazards and efficacy of the drug, and for laboratory research in the institution by qualified investigators. Sale of our APIs in Canada for commercial purposes will be prohibited unless and until the substances we produce are removed from Part J of the Food and Drug Regulations. This regulatory change may never happen, or it may not happen in time for our business to benefit from the change. Under the Food and Drug Regulations, “institution” is defined as any institution engaged in research on drugs and includes a hospital, a university in Canada or a department or agency of the Canadian government. While we believe that Health Canada is likely to interpret this definition broadly to allow sales to private biopharmaceutical companies conducting research in this space, there remains a risk that Health Canada may take a more restrictive view of which facilities qualify as “institutions” under the law. A restrictive interpretation would limit our potential customers in Canada, even for clinical testing and laboratory research purposes. In the United States, where most of the substances we intend to produce are currently listed on Schedule I of the Controlled Substances Act, the DEA will only approve an import permit for our potential U.S. clients if U.S. domestic supply of the substance is found to be inadequate for scientific studies, or if competition among domestic manufacturers of the substance is inadequate for medical or scientific needs and will not be rendered adequate by the registration of additional U.S. domestic manufacturers. If U.S. manufacturers begin to produce the same APIs we produce, and the DEA determines that U.S. domestic supply or competition is adequate, we may not be able to export to U.S. customers at all. Our ability to sell our products on a commercial scale in the United States also depends on the substances being rescheduled to a schedule that permits their use for commercial manufacture, as Schedule I substances can only be used for research purposes. Even if the substances we produce are rescheduled to Schedule II, however, their use will still entail significant restrictions that may severely limit our market potential in the United States. In order to sell our products in the United States, it is possible that we will have to establish a U.S. manufacturing facility, which would be costly and time-consuming. All of the above are unknown variables and contingencies that affect our ability to commercialize our products in Canada and the United States.

Unfavourable publicity or consumer perception of psychedelic-based medicine may have an adverse impact on our client base, which in turn would have an adverse impact on our business, financial condition and results of operations. Overcoming unfavourable publicity or consumer perception may entail extensive marketing efforts.

Our ability to establish and grow our business is substantially dependent on the success of the emerging market for psychedelics-based medicines, which will depend upon, among other matters, pronounced and rapidly changing public preferences, factors which are difficult to predict and over which we have little, if any, control. We and our clients will be highly dependent upon consumer perception of psychedelic-based therapies and other products.

Therapies containing controlled substances may generate public controversy. The public may associate such therapies and other products with illegal recreational drugs, which are prohibited or controlled substances that could be associated with risks to health, safety and are potentially addictive. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, the therapeutic candidates our clients may develop. Opponents of these therapies may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these therapies. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of, psychedelics-based therapeutic candidates.

It will likely require significant scientific evidence (including and possibly beyond that which our clients will have to produce in order to achieve regulatory approval) to change public perception and consumers’ view that psychedelic-based therapies and other products are not harmful to physical or social health or are not addictive. Even if our products conform to international safety and quality standards, sales could be adversely affected if the public loses confidence in the safety, efficacy, and quality of psychedelics-based products, due to adverse events reported in clinical trials or otherwise. Negative public perceptions could cause the market for such products to shrink and may compel regulators to impose stringent requirements on the development of any such products. If such events were to occur, fewer academic institutions and biopharmaceutical companies may seek to conduct research, develop and commercialize such products.

The psychedelics market will face specific marketing challenges given the products’ status as a controlled substance, which resulted in past and current public perception that the products have negative health and lifestyle effects and have the potential to cause physical and social harm due to psychoactive and potentially addictive effects. Any marketing efforts we or our clients may undertake would need to overcome this perception to build consumer confidence, brand recognition and goodwill. Consumer perception can be significantly influenced by scientific research or findings regarding the consumption of psychedelic inspired products. There can be no assurance that such research or findings will be favorable towards psychedelics-based products, or even if favorable, that such research or findings will be effective in convincing a sufficient portion of the population that psychedelics-based therapies are safe and effective. Conversely, adverse publicity about psychedelics-based therapies that we or our clients sell may discourage consumers from buying the therapies and other products that our clients may develop.

The expansion of the use of psychedelics and other psychotropics in the medical industry may require new clinical research into effective medical therapies.

Research regarding the potential medical benefits, viability, safety, efficacy, addictiveness, dosing and social acceptance of psychedelic and other psychotropic products remains in early stages. There have been relatively few clinical trials on the benefits of such products. Although we believe that the currently available studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of psychedelic and other psychotropic products, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, psychedelics-based raw material precursors and APIs. Given these risks, uncertainties and assumptions, potential investors should understand that the breadth of application of psychedelics-based medicines may not be as expansive as the existing research suggests. Future research studies and clinical trials may draw opposing conclusions to those stated in this Quartelry Report or reach negative conclusions regarding the potential medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to psychedelic and other psychotropic products, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations.

The sizes of the markets and forecasts of market growth for the demand of our products and services and for psychedelics-based medicines generally are based on a number of complex assumptions and estimates, and may be inaccurate.

We estimate annual total addressable markets and forecasts of market growth for our products and services and for the psychedelics-based therapies that our clients may develop. These estimates and forecasts are based on a number of complex assumptions, internal and third party estimates and other business data, including assumptions and estimates relating to our ability to establish our business as a critical supplier of manufacturing of medical-grade raw materials, API and finished drug products and pre-clinical research services within the psychedelics-based medicines space; regulatory developments surrounding the use of psychedelics for research and therapeutic purposes; and the public’s acceptance of such therapies, if approved; and our clients’ ability to develop, obtain regulatory approval for and successfully commercialize their product candidates. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. As a result, our estimates of the annual total addressable market and our forecasts of market growth and future revenue from technology access fees, discovery research fees, milestone payments or royalties may prove to be incorrect, and our key business metrics may not reflect our actual performance. For example, if the annual total addressable market or the potential market growth for our psychedelics-based products is smaller than we have estimated or if regulatory developments are adverse to this category of therapies generally, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.

Demand in the market for naturally derived psychedelics products may not materialize.

Initially, we intend to cultivate, extract and purify our psychedelics products, and our psilocybin API in particular, from naturally derived sources. We believe that this approach, which facilitates the potential “entourage effect” provided by the synergistic interaction of the various compounds within hallucinogenic plants, represents an advantage over the existing market for the manufacture of psychedelics-derived materials, which relies predominantly on the synthetic manufacture of these materials and refinement into isolated single molecules (e.g., psilocybin). However, we cannot provide assurances that the market for naturally derived psychedelics products will develop or that it will be as large as we anticipate. There are multiple risks involved with this market strategy, including: our competitor’s synthetic manufacturing processes may prove more cost-effective and efficient or may produce more consistent yields; key market participants we might otherwise target as clients may already be more familiar and comfortable working with synthetically manufactured psychedelics products; regulatory developments may favour synthetically derived psychedelics products; and psychedelics-based medicines developed with naturally derived API or other materials may not provide the therapeutic benefits we anticipate. In the event that naturally derived psychedelics products do not achieve the traction in the research and development market that we anticipate, such developments may have an adverse impact on our business, financial condition and results of operations.

We believe that Canadian “safer supply programs” and Special Access Program will expand the market for our products within Canada. Such programs, however, may not be used for psychedelics products, may not provide the benefits we anticipate and may be terminated altogether.

The government of Canada has established two programs which we believe may expand the market for our psychedelics-based products and those of our clients. The Canadian government has created “safer supply programs,” or SSPs, pursuant to which a regulated supply of certain drugs will be made available in order to combat the illegal drug supply and attendant risks of overdose and death. Additionally, Health Canada’s Special Access Program for drugs, or SAP, enables drugs that are not marketed in Canada to be requested by practitioners for the treatment, diagnosis, or prevention of serious or life-threatening conditions when conventional therapies have failed, are unsuitable, or unavailable. Special access by Canadian health practitioners to unauthorized drugs is for serious or life-threatening conditions where conventional therapies have failed, are unsuitable, or are unavailable either as marketed products, or through enrolment in clinical trials. We believe that we or our clients may be able to utilize these programs to provide psychedelics-based therapies to consumers who might otherwise face the risk of harm from the illegal drug supply or who would otherwise be unable to access potentially life-saving non-approved psychedelics-based therapies.

However, there can be no assurance that these programs continue or that they will provide the benefits that we anticipate. The SSPs are limited in scope and to date have focused on providing a safer supply of opioids and other drugs that present a severe risk of overdose and death. To our knowledge, the SSPs have not been used to prescribe medicinal psychedelics to consumers and may never be used for this purpose. With respect to the SAP, the regulatory authority supporting the program is discretionary. In addition, access to restricted drugs, such as psychedelics, through the SAP is prohibited. However, in December 2020, Health Canada, the body that administers the SAP, published its intention to reverse the regulatory prohibition that prevents special access for restricted drugs. If and when that prohibition is removed the authorities may still choose not to authorize psychedelics-based medicines through the program. A decision to authorize or deny a request is made on a case-by-case basis by taking into consideration the nature of the applicable medical emergency, the availability of marketed alternatives and the information provided in support of the request regarding the use, safety and efficacy of the drug. The SAP is not intended to be a mechanism for circumventing drug clinical development or the regulatory review of a submission for marketing. Access to any drug through the SAP is intended to be limited in duration and quantity to meet emergency needs only. In the event that a drug submission is under regulatory review, access will be limited until that review is complete and the drug is marketed. Accordingly, psychedelics-based medicines may not be authorized under the SAP, and even if they are, their availability under the program may be very limited, both in terms of the breadth and duration of access. Moreover, our clients will be under no obligation to sell an unauthorized drug through the SAP and Health Canada cannot compel a manufacturer to do so.

Additionally, the use of the programs described above entails risks. Drugs accessed through the SAP do not undergo the scrutiny of a benefit-risk assessment that is part of the regulatory framework for a new drug submission or a clinical trial application. These drugs are exempt from the Canadian Food and Drugs Act and its regulations. The decisions to authorize a drug through the SAP are based on a practitioner’s rationale about the use of the drug for the medical emergency and how it would benefit their patient based on the patient’s clinical history. Accordingly, an authorization through the SAP does not constitute an opinion that a drug is safe, efficacious or of high quality. To the extent that our clients have not completed the clinical development progress and they make drugs using our raw materials or API available through the SAP, we may directly or indirectly face a greater than average risk of product liability exposure.

To the extent that the SSPs or SAP do not provide the benefits to our business that we expect, such outcome may have a material adverse effect on our business, financial condition and results of operations.

The manufacture of our psychotropics-based products is complex. We may encounter various difficulties in production, which could delay or entirely halt our ability to supply raw materials or API for research or clinical trials or finished drug products for commercial sale.

The process of manufacturing API based on psychotropics materials is complex, highly regulated, and subject to multiple risks. As an organization, we have no experience in cultivating and refining psychedelics-based products, we have not yet manufactured any such products and we may be unsuccessful in our efforts to do so. We can make no assurances that our efforts will result in commercially viable products. Our manufacturing operations will be susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, other supply disruptions and higher costs. For example, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are cultivated, extracted and purified, our manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

In the event that one of our clients begins preparation for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our products. We have not yet scaled up the manufacturing process for any of our products. There are risks associated with process development and large-scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with current Good Manufacturing Practices, or cGMP, requirements, lot consistency and timely availability of raw materials. The manufacturing of commercial quality drug product has long lead times, is very expensive and requires significant efforts including, but not limited to, scale-up of production to anticipated commercial scale, process characterization and validation, analytical method validation, identification of critical process parameters and product quality attributes, and multiple process performance and validation runs. We may be unable to successfully increase the manufacturing capacity for any of our products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up or commercial activities, including, for example, contaminations and crop failure.

Any performance failure on our part could delay our client’s clinical development or receipt of marketing approval. If we cannot perform as agreed with our clients, our clients may be compelled to terminate our relationship. The loss of client relationships or harm to our reputation from such performance failures would have an adverse impact on our business, financial condition and results of operations.

We face multiple risks in establishing and growing our contract research services offerings and we may not be successful in achieving profitability with respect to this aspect of our business.

We intend to offer contract-based drug discovery and research services to academic institutions and biopharmaceutical companies in the psychedelics space. We believe that our management team and employees have the background and expertise necessary to engage in innovative research and collaborations with key players to bring new psychedelics-based solutions into development and use. However, as an organization, we have no experience in conducting research and development activities with respect to psychedelics-based products and we may be unsuccessful in our efforts to do so. We face multiple risks in our efforts to establish and grow this aspect of our business. The economic factors and industry trends that affect biopharmaceutical companies will also affect our contract research services business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global clinical research organizations with favorable pricing terms. Competition for these collaborations is intense and we may decide to forego an opportunity or we may not be selected, in which case a competitor may enter into the collaboration and our business with the client, if any, may be limited. In addition, if the biopharmaceutical industry reduces its contract research services activities or reduces its outsourcing of research and development projects or such outsourcing fails to grow at projected rates, our operations and financial condition could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our clients or result in the delay or cancellation of research and development activities. Our commercial services may be affected by reductions in new drug launches and increases in the number of drugs losing patent protection. All of these events could adversely affect our business, financial condition or results of operations.

We expect that most of the contracts we enter into with clients for our research services will be terminable by our clients upon a specified number of days’ notice. Our clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to: lack of available financing, budgetary limits or changing priorities; actions by regulatory authorities; unexpected or undesired clinical results for products; shift of business to a competitor or internal resources; and product withdrawal following market launch. We also expect that most of our contacts will be either fee for service contracts or fixed-fee contracts. Our future financial results may be adversely impacted if we initially under-price our contracts or otherwise overrun our cost estimates and are unable to successfully negotiate a change order. Change orders typically occur when the scope of work we perform needs to be modified from that originally contemplated by our contract with the client. Modifications can occur, for example, when there is a change in a key assumption or parameter related to the research project or a significant change in timing. Where we are not successful in converting out-of-scope work into change orders under our current contracts, we bear the cost of the additional work. Such under-pricing, significant cost overruns or delay in documentation of change orders could have a material adverse effect on our business, financial condition and results of operations.

Biopharmaceutical drug development is inherently uncertain. Even if we are able to sell our products and services to clients for research and development purposes, it is possible that our clients will not be successful in developing and obtaining regulatory approval for psychedelics-based medicines. If they are unable to do so, the market for our products and services will be limited.

We intend to cultivate, extract and purify medical-grade psilocybin and other psychedelics-based products and to offer them to appropriately licenced research institutions, biopharmaceutical companies and other parties who are engaged in discovery and development with respect to psychedelics-based medicines. These clients may include universities, large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations, and they may purchase our products in order to develop, obtain regulatory approval for and commercialize therapies for a range of conditions, including but not limited to major depressive disorder, post-traumatic stress disorder, substance addiction, and other conditions. While we believe that we will be able to obtain significant revenues from the sale of our products for research and development purposes, we estimate that the vast majority of the economic value of the relationships we aim to establish with these potential clients is in the downstream revenues that may result if they are successful in obtaining regulatory approval for and commercializing psychedelics-based medicines. As a result, our future growth is dependent on the ability of our potential clients to successfully develop and commercialize these therapies. Due to our reliance on the success of our client’s development and commercialization efforts, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our clients. We are making significant investments in our manufacturing capabilities and developing our extraction and purification techniques because we believe in the vast potential of psychedelics-based medicines to treat a range of conditions. However, there can be no assurance that our clients will successfully develop, secure marketing approvals for and commercialize any drug candidates based on psychedelics. As a result, we may not realize the intended benefits of our investments in our business and may not be able to sell sufficient quantities of our products to achieve and maintain profitability. To date, we have not yet sold any products and only a limited number of psychedelics-based medicines have been approved by Health Canada and the FDA.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, our clients may not successfully develop any drug candidates with the psychedelics-based materials or API that we provide, or our clients may choose to discontinue the development of these drug candidates for a variety of reasons. Our clients’ ability to successfully develop psychedelics-based medicines will depend on many factors, including:

●	their ability to raise required capital on acceptable terms, or at all;

●	timely completion of their preclinical studies and clinical trials, which may be significantly slower or cost more than they anticipate;

●	their ability to enroll subject to their clinical studies, particularly given the untested nature of the product space, or their ability to retain subjects who have enrolled in a clinical study;

●	delays in developing and testing, or inability to develop and test, any clinical outcome assessments to the extent necessary for the FDA and equivalent foreign regulatory authorities to agree to their use as endpoints utilized in a clinical trial to support labelling claims;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with their psychedelics-based product candidates, if any, or experienced by competitors who are developing psychedelics-based medicines or who are targeting the same indications in the mental health, addiction or central nervous system disease spaces;

●	determinations by regulators regarding the potential for abuse of psychedelics-based medicines or products they contain;

●	clinical trials of their product candidates may produce negative or inconclusive results, and they may decide, or regulators may require them, to conduct additional clinical trials or abandon drug development programs;

●	our clients’ ability to demonstrate to the satisfaction of Health Canada, the FDA or an equivalent regulatory authority that their psychedelics-based product candidates are safe and effective for the requested indications;

●	the timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities;

●	their ability to successfully develop an effective commercial strategy in the psychedelics-based medicines and thereafter commercialize our product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of their psychedelics-based product candidates, if approved;

●	obtainment and maintenance of coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;

●	their ability to establish and enforce intellectual property rights in and to their product candidates;

●	any adverse impacts to the U.S. and global market for pharmaceutical products as a result of the COVID-19 pandemic; and

●	business interruptions resulting from geo-political actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, pandemics, or failures or significant downtime of our information technology systems resulting from cyber-attacks on such systems or otherwise.

The risk of failure for our clients’ psychedelics-based product candidates is high. The risk of failure is substantial with respect to any biopharmaceutical development efforts, but risk may be exacerbated by the novel area in which we and our clients will work. Clinical development failure can occur at any stage of testing, and there are any number of events that could delay or prevent our clients’ ability to receive regulatory approval for their product candidates utilizing our psychedelics-based raw materials, APIs or finished drug products. If our clients’ products entail serious side effects, they could limit the dosing of such products, limit their frequency of use, limit the targeted patient population or abandon the development of such products altogether. Regulatory authorities could also require additional warnings in the product labelling. We and our clients could be sued and held liable for harm caused to clinical trial subjects or patients.

Even if our clients eventually complete clinical testing and receive approval from Health Canada, the FDA or other equivalent agencies for psychedelics-based medicines that utilize our products, the applicable regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The applicable regulatory authority may also approve the psychedelics-based product for a more limited indication or a narrower patient population than our client originally requested. Any such determinations by the applicable regulatory authority would delay or limit our ability to sell commercial-scale quantities of our products. Additionally, even if approved, clients will be subject to post-approval regulations, and any failure to remain in compliance with these regulations may impair their ability to commercialize the applicable product candidate, which will in turn materially diminish the market for our medical-grade psychedelics materials and APIs.

We and our clients are also subject to industry-wide regulatory risk. The number of new drug applications, or NDAs, and biologics licence applications, or BLAs, approved by Health Canada, the FDA and other equivalent agencies varies significantly over time and if there were to be an extended reduction in the number of NDAs and BLAs approved, the industry would contract and our business would be materially harmed. These regulatory agencies could also take an adverse position to the use of psychedelics-based therapies as a category, in which case our clients’ regulatory pathway could narrow and our ability to commercialize our psychedelics-based raw materials, APIs and finished drug products could decline.

Our client’s failure to effectively advance, market and sell suitable drug candidates with the psychedelics-based raw materials, APIs and finished drug products we provide could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common shares to decline.

We face substantial competition, which may result in others commercializing psychedelics-based products and services before or more successfully than we do, thus rendering our products and services non-competitive, obsolete or reducing the size of our market. Our customers will also face significant competition from other developers of psychedelics-based medicines and from companies pursing alternative treatments for the same indications.

The psychedelics-based product manufacturing and contract research business is an emerging industry with increasing levels of competition. We believe that due to the urgent need for new and innovative treatments for mental health conditions and the evidence-based studies showing the impact of psychedelics as a treatment for mental health conditions, there is significant potential that psychedelics as a treatment for these conditions will become more accepted in the medical community. As such, we expect to compete with other similar businesses who will are or will begin to supply medical-grade psychedelic raw materials, APIs and finished drug products and/or contract research services to clients such as universities and biopharmaceutical companies to formulate a wide range of products. We expect to face intense competition from new or existing market participants, some of which may have greater financial resources. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

We are aware of a number of companies actively pursuing the development and contract manufacturing of psychedelics-based products and the provision of contract research services in the psychedelics space. For example, Numinus Wellness Inc. is a Canada-based health care company focused on creating wellness solutions centered on psychedelic therapies. Numinus is licenced in Canada to test, possess, buy and sell methylenedioxymethamphetamine, or MDMA, psilocybin, psilocin, dimethyltryptamine, or DMT, and mescaline. Additionally, HAVN Life Sciences Inc. is a Canadian biotechnology company pursuing standardized extraction of psychoactive compounds, the development of natural health care products and mental-health treatments. These companies have greater experience than we do in the psychedelics manufacturing and research services industries and as organizations they are more advanced in establishing and growing their businesses than we are. There can be no assurance that our competitors are not currently developing, or will not in the future develop, products that are equally or more economically attractive as our products. The emergence and licensing of additional U.S.-domiciled manufacturers of psychedelics-based raw ingredients or APIs may decrease our clients’ ability to obtain import permits to import our raw ingredients or APIs. The success of our competitors and their products and technologies relative to our technological capabilities and competitiveness, and the increase in the U.S. domestic supply of psychedelics-based raw materials or APIs, could have a material adverse effect on our business, financial condition and results of operations.

Many other companies are developing or commercializing therapies to treat the same diseases or indications for which our products may be useful. As a result, our clients will face significant competition in their efforts to develop, obtain regulatory approval for and commercialize psychedelics-based therapies. This competition will take the form of other companies pursuing similar psychedelics-based therapies, as well as from other biopharmaceutical companies pursuing therapies for the same indications using alternative, more established approaches. For example, we believe that psychedelics-based medicines may be effective in treating major depressive disorders. There are a number of companies that currently market and sell products or therapies, or are pursuing the development of products or therapies, for the treatment of depression, including antidepressants such as selective serotonin reuptake inhibitors and serotonergic norepinephrine reuptake inhibitors, antipsychotics, cognitive behavioral therapy, or CBT, repeat transcranial magnetic stimulation, or rTMS, electroconvulsive therapy, or ECT, vagus nerve stimulation, or VNS, and deep brain stimulation, or DBS, among others. Many of these pharmaceutical, biopharmaceutical and biotechnology competitors have established markets for their therapies and have substantially greater financial, technical, human and other resources than our clients do and may be better equipped than our clients to develop, manufacture and market superior products or therapies. In addition, many of these competitors have significantly greater experience than our clients may have in undertaking preclinical studies and human clinical trials of new therapeutic substances and in obtaining regulatory approvals of human therapeutic products. Accordingly, competitors to our clients may develop therapies that are more effective, more convenient, more widely used and less costly or have a better safety profile than our clients’ therapies and these competitors may also be more successful than our clients are in marketing their therapies.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We expect that our and our client’s competitors will include large, well-established pharmaceutical companies, natural health products companies, biotechnology companies, and academic and research institutions. Many of these competitors may have greater name recognition and more extensive collaborative relationships than we or our clients have. Smaller and earlier-stage companies may also prove to be significant competitors to us and/or our clients, particularly through collaborative arrangements with large, established companies. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel. If we are unable to compete effectively in the contract manufacturing and services space against other companies providing such psychedelics-based products and services, or if our clients are unable to complete effectively against other companies pursuing psychedelics-based medicines or other approaches to the treatment of the same indications as our clients, then such failures would be likely to have a material impact on our business, financial condition and results of operations.

We face competition from unlicensed, unregulated participants.

Despite Canadian federal and state-level legalization of psychedelics for research purposes and the potential distribution of psychedelics through programs such as the SSPs and SAP, illicit or “black-market” operations remain abundant and may present substantial competition to us and our clients. In particular, illicit operations, despite being largely clandestine, are not required to comply with the extensive regulations that we and our clients must comply with to conduct business, and accordingly may have significantly lower costs of operation. As a result, we and our clients face competition from black market sources of psychedelics and psychedelics-based products, which are unlicensed and unregulated, and which may sell products that are deemed more desirable than ours or our clients’ by certain consumers, including products with higher concentrations of active ingredients or using delivery methods that we and our clients are not permitted to use. Any inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed cultivation and sale of psychedelics and psychedelics-based products could result in the perpetuation of the black market for psychedelics and/or have a material, adverse effect on the perception of psychedelics use. Any or all these events could have a material, adverse effect on our business, financial condition and results of operations.

Our employees, independent contractors and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity or misconduct. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate, among other things: (i) the terms and conditions of our Dealer’s Licence issued under Part J of the Food and Drug Regulations; (ii) other government regulations; (iii) manufacturing standards; (iv) federal and provincial healthcare laws and regulations; or (v) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. Employee misconduct could also involve the improper use of information obtained in the course of our business, which could result in regulatory sanctions and serious harm to our reputation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a substantial impact on our business and results of operations, including the imposition of substantial fines or other sanctions. We believe that the risk of employee misconduct is heightened given that our operations will involve the cultivation or manufacture of psychedelics substantives, including initially the cultivation of psychedelic mushrooms and products derived therefrom.

It is not always possible for us to identify and deter misconduct by our employees and other associated persons, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege fraud or other misconduct by our employees and other associated persons, even if none occurred. If actions by regulatory authorities are instituted against us with respect to fraud, kickbacks or other illegal practices, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including loss our of Dealer’s Licence, the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

If our operating facility becomes damaged or inoperable or we are required to vacate our facility, our ability to conduct and pursue our research and development efforts may be jeopardized.

We expect to derive the majority of our revenue based upon production of psychedelics-based compounds, formulations and raw precursor materials, scientific and engineering research and development and testing conducted at a single facility located outside of Victoria, British Columbia. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our clients and conduct our manufacturing operations for some period of time. The inability to address system issues could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of clients or harm to our reputation, and we may be unable to regain those clients or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our cultivation, research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third party. Even in the event we are able to find a third party to assist in cultivation, research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third party. We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.

We and our clients may face risks due to the ongoing COVID-19 pandemic.

In December 2019, a novel coronavirus, SARS-CoV-2, causing a respiratory disease known as COVID-19, emerged in Wuhan, China. On January 30, 2020, the World Health Organization declared the outbreak a global health emergency, and on March 11, 2020, the spread of COVID-19 was declared a pandemic by the World Health Organization. The pandemic has caused companies and various international jurisdictions to impose restrictions such as quarantines, business closures and travel restrictions. While these effects are expected to be temporary and the administration of effective vaccines has shown progress in some areas in significantly lowering the number of active infections, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments and the impact on the financial results and condition of our business. However, depending on the length and severity of the pandemic, COVID-19 could impact our operations, could cause delays in our efforts to scale up our contract manufacturing and research offerings, could postpone certain marketing activities, and could impair our ability to raise funds.

We have requested that most of our employees, including all of our administrative employees, work remotely and have restricted on-site staff to only those personnel who must perform essential on-site activities such as activities in our cultivation areas and research and development laboratories. Our increased reliance on employees working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees and other important agencies and contractors.

Our clients may face disruptions resulting from the COVID-19 pandemic that could adversely impact their business and operations, including, among other things, their ability to initiate and complete preclinical studies or clinical trials; their ability to procure items that are essential for their research and development activities, such as, for example, laboratory supplies for their preclinical studies and planned clinical trials, or animals that are used for preclinical testing; availability of clinical trial study personnel and site access; and their ability to successfully commercialize our product candidates, if approved. With respect to our clients’ clinical trial activities, the COVID-19 pandemic may result in the interruption or modification of clinical trial subject visits and study procedures, as well as confounding of efficacy assessments or missing data as a result of direct patient infection, which may impact the integrity or acceptance by the Health Canada, the FDA or other regulatory authorities of subject data, clinical study endpoints, and overall study interpretability. Any such disruptions faced by our clients would be likely to have an adverse impact on our business, financial condition and results of operations.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations and prospects. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our business could expose us to potential product liability and other liability risks.

While we do carry product liability insurance in Canada, we do not currently carry any product liability insurance coverage in the United States. Our business could expose us to potential product liability, recalls and other liability risks that are inherent in the sale of pharmaceutical materials and finished products. We can provide no assurance that such potential claims will not be asserted against us. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations. If we decide to obtain product liability insurance, we cannot provide any assurances that we will be able to obtain or maintain adequate product liability insurance of on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Claims or losses in excess of any product liability cover that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

In addition, manufacturers and distributors of pharmaceutical products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, product recall may require significant management attention. Although we will implement detailed procedures for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on the results of operations and financial condition of our business. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We may expend our limited resources to pursue a particular product and fail to capitalize on products that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we will be compelled to focus our initial cultivation, research and development efforts on a limited number of psychedelics-based products and research projects for our clients who are developing psychedelics-based medicines. As a result, we may forego or delay pursuit of opportunities with other products or contract research offerings that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or services or profitable market opportunities. Our spending on current and future manufacturing and contract research efforts may not yield any commercially viable products or services. If we do not accurately evaluate the commercial potential or target market for a particular product or service offering, we may relinquish valuable rights to related technology or intellectual property through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole rights to such product or service. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We may choose not to continue developing or commercializing any of our product candidates at any time during development or after commercialization, which would reduce or eliminate our potential return on investment for those product candidates.

At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including the appearance of new technologies that render our product obsolete, competition from a competing product or changes in or inability to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

Risks Related to Government Regulation

The business to be conducted by us and our clients will be subject to extensive governmental regulation, and our or our clients’ inability to comply with these regulations, which are complex and relate to various jurisdictions and areas of law, would result in significant adverse consequences to our business.

Various Canadian and U.S. federal, state, provincial and local laws govern our business in the jurisdictions in which we operate or currently plan to operate, and to which we export or currently plan to export our products, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our products. Complying with these laws requires that we and our clients comply concurrently with complex federal, state, foreign, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

In addition, even if we or third parties were to conduct activities in compliance with Canadian laws, U.S. federal, state or local laws or the laws of other countries and regions in which we conduct activities, certain violations of those laws may lead to enforcement proceedings that could involve significant restrictions or criminal or civil penalties being imposed upon us or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenue, operating results and financial condition as well as on our reputation and prospects, even if such proceedings conclude successfully in our favour. In the extreme case, such proceedings could ultimately involve the criminal prosecution of our key executives, the seizure of corporate assets, and consequently, our inability to continue business operations. Any such proceedings brought against us may adversely affect our operations and financial performance.

The psychedelic drug industry is a fairly new industry and we cannot predict the impact of the ever-evolving compliance regime in respect of this industry. Similarly, we cannot predict the time required to secure all appropriate regulatory approvals for future products, or the extent of testing and documentation that may, from time to time, be required by governmental authorities. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals as needed may significantly delay or impact the development of markets, its business and products, and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.

Our products and services, and the product candidates and approved products developed and marketed by our clients, will be subject to controlled substance laws and regulations in the territories in which the product or service will be manufactured, developed, tested and marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

In Canada, certain psychotropic drugs, including lysergic acid diethylamide, or LSD, MDMA, DMT and psilocybin, are regulated under the Controlled Drugs and Substances Act, or CDSA. The CDSA classifies regulated drug substances into five schedules, with Schedule I containing the highest risk substances. Certain psychedelic substances, including psilocybin, psilocin, mescaline and DMT, are classified as Schedule III drugs. The CDSA prohibits the possession of a Schedule III drug absent authorization under the CDSA or a related regulation (either via a license or an authorized exemption). Health Canada has not approved psilocybin as a drug for any indication and it is illegal to possess Schedule III substances without a prescription. Under Section 56(1) of the CDSA, the Minister of Health has the ability to grant exemptions to these restrictions if the Minister deems them necessary for a medical or scientific purpose, or otherwise in the public interest. It is not clear exactly how and when the Section 56(1) exemption may be granted for psychedelics. To date, a limited number of Section 56 exemptions for psilocybin access or research have been granted in Canada. Further, a Dealer’s Licence for psychedelic drugs can be obtained from Health Canada under Part J of the Food and Drug Regulations allowing for the possession, processing, sending, sale, transportation and delivery of products containing a controlled substance such as psilocybin. Only a very limited number of Dealer’s Licences for psychedelics have been granted in Canada.

In the United States, these substances are classified under the Controlled Substances Act (21 U.S.C. § 811), or the CSA, and the Controlled Substances Import and Export Act, or the CSIEA, and as such, medical and recreational use is illegal under the U.S. federal laws. Under the CSA, the Drug Enforcement Agency, or DEA, regulates chemical compounds with a potential for abuse as Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Most, if not all, state laws in the United States classify psilocybin, LSD, MDMA and DMT and as Schedule I controlled substances. For any product containing any of these substances to be available for commercial marketing in the United States, the applicable substance must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. Commercial marketing in the United States will also require scheduling-related legislative or administrative action.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance for medical use. Therefore, while psilocybin and the other psychedelic substances we may cultivate and manufacture are Schedule I controlled substances, products developed by our clients that are approved by the FDA for medical use in the United States that contain psilocybin or another such substance must be placed in Schedules II-V prior to commercialization, since approval by the FDA satisfies the “accepted medical use” requirement. If and when a product candidate developed by one of our clients receives FDA approval, the DEA will make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States. This scheduling determination will be dependent on FDA approval and the FDA’s recommendation as to the appropriate schedule. During the review process, and prior to approval, the FDA may determine that it requires additional data, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process. This scheduling determination will require the DEA to conduct notice and comment rule making including issuing an interim final rule. Such action will be subject to public comment and requests for hearing which could affect the scheduling of these substances. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations. Even assuming that the applicable therapeutic candidate approved and scheduled by regulatory authorities to allow their commercial marketing, the APIs in such therapeutic candidates would likely continue to be Schedule I, or the state or foreign equivalent.

The laws and regulations generally applicable to controlled substances may change in ways currently unforeseen. Any amendment to or replacement of existing laws or regulations, including the classification or re-classification of the substances we are developing or working with, which are matters beyond our control, may cause our business, financial condition, results of operations and prospects to be adversely affected or may cause us to incur significant costs in complying with such changes or it may be unable to comply therewith.

Even if therapies containing psychedelics substances receive scheduling determinations that allow them to be approved and commercialized, our raw materials and APIs and the finished products into which they are incorporated will remain subject to extensive regulation as controlled substances.

Controlled substances are subject to Health Canada and DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, which regulations may be applicable to us or our clients. Moreover, even if the finished dosage form of a psychedelics-based medicine developed by one of our clients is approved by the FDA, and if such product is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA. The regulations that are relevant to our and our clients’ efforts to research, develop, obtain approval for an commercialize psychedelics-based therapies in the United States include the following:

●	DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licenced) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must be renewed every three years. The registration process involves a written application and a field inspection by the DEA. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Our and our client’s obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of the applicable raw materials, API or finished drug product. Furthermore, failure to maintain compliance with the CSA, particularly noncompliance resulting in loss or diversion by us or our clients, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

●	State-controlled substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule a controlled substance or product containing a controlled substance. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our clients must also obtain separate state registrations, permits or licences in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

●	Clinical trials. To the extent an investigational therapy contains a controlled substance, to conduct clinical trials in the United States prior to approval, each of our clients’ research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense the controlled substance and to obtain the product from us. The DEA submits research protocols to the FDA for review and approval. The FDA may ask a research registrant to modify its research protocols in order to obtain registration. If the DEA delays or denies the grant of a researcher registration to one or more research sites, or if the FDA delays, denies or requests modifications to the research protocol, the clinical trial could be significantly delayed, and our clients could lose clinical trial sites.

●	Importation. The DEA requires authorized registrants to obtain an import permit in order to import any substances on Schedules I and II for analytic, research, or commercial purposes. The failure by our clients to obtain the necessary import authority, including specific quantities, could have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule I or II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is possible that adverse comments may delay the grant of an importer registration. Our clients will not be allowed to import the drug for commercial purposes unless the DEA determines that there is inadequate domestic competition among domestic manufacturers for the substance as defined by the DEA. Moreover, the DEA has never permitted Schedule I controlled substances, including psilocybin and psilocin, to be imported for commercial purposes, only for scientific and research needs. If, by the time a drug that incorporates psychedelic substances is approved for commercial marketing in the United States, sufficient domestic manufacturers for the raw material exist, our clients may not be authorized to import our APIs for conversion into therapeutic products for commercial purposes.

●	Manufacture in the United States. If, because of a Schedule II-V classification or voluntarily, we were to conduct manufacturing or repackaging/relabelling in the United States, we would be subject to the DEA’s annual manufacturing and procurement quota requirements. Manufacturers that seek to manufacture Schedule I or II controlled substances in bulk, and manufacturers that wish to convert bulk Schedule I or II controlled substances into dosage form or other substances are required to comply with individually-allotted manufacturing and procurement quotas. Additionally, regardless of the scheduling of a finished, approved therapeutic product, if the API used in the final dosage form is a Schedule I or II controlled substance, it would be subject to such quotas as the API could remain listed on Schedule I or II. Although the DEA increased the United States’ overall annual production quotas for certain psychedelic substances in 2022 and has proposed increased national quotas for 2023, annual quotas allocated for our clients for the API in a particular therapeutic product may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing or increasing our clients’ procurement and/or production quotas for controlled substances could delay or stop our client’s clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

●	Distribution in the United States. If a particular approved therapy is scheduled as Schedule II, III, IV or V, our clients would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the approved therapy. These distributors would need to obtain Schedule II, III, IV or V distribution registrations. This limitation in the ability to distribute an approved therapy more broadly may limit commercial uptake and could negatively impact our client’s prospects. The failure to obtain, or delay in obtaining, or the loss of any of those registrations could result in increased costs to us. In addition, if an approved therapy is determined to have a high potential for abuse, it could be required to be administered at clinical trial sites, which could limit commercial uptake. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program, may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II-V products.

Violations of any federal, state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on us, including by impacting our or our clients’ reputation and ability to conduct business. Any such impact could in turn adversely affect our financial position, operating results, profitability or liquidity or the market price of our common shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

Our operations require that we receive and maintain licensing from Health Canada.

To legally possess and conduct anticipated activities with controlled substances in Canada, entities must first obtain a controlled substances Dealer’s Licence. A Dealer’s Licence authorizes the holder to possess controlled substances and to conduct activities specified by the licence, such as production, packaging, sale, sending, transportation, delivery, laboratory analysis, research and development, clinical studies, import/export or distribution. Licence holders are responsible for compliance with licence specification, the CDSA and its regulations, as well as compliance with other applicable federal, provincial, and territorial legislation and municipal by-laws. The issued licence dictates activities, conditions, and restrictions for the licence holder depending on licence permissions, and the licence holder must strictly adhere to these parameters.

A party can apply for a Dealer’s Licence under the Food and Drug Regulations (Part J). In order to qualify as a licenced dealer, a party must meet all regulatory requirements mandated by the regulations including having compliant facilities and security requirements, compliant materials and staff that meet the qualifications under the regulations of a senior person in charge and a qualified person in charge. Assuming compliance with all relevant laws (e.g., the CDSA, Food and Drug Regulations) and subject to any restrictions placed on the licence by Health Canada, an entity with a Dealer’s Licence may produce, assemble, sell, provide, transport, send, deliver, import or export a restricted drug (as listed in Part J in the Food and Drug Regulations), including, for example, psilocybin and psilocin.

There may be further changes and amendments to the CDSA and the regulations regarding the issuance of Dealer Licences and the current regulatory landscape may be subject to change at any time. We can provide no assurance that we will maintain a Dealer’s Licence, that it will permit us to undertake all of the activities necessary to sell our products and become profitable, or that it will not be revoked.

Licensing programs relating to controlled substances are strict and penalties for contravention of these laws could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either government entities in the jurisdictions in which we operate, or private citizens or criminal charges. The loss of these necessary licenses and permits would have a materially adverse effect on our business, financial condition and results of operations.

Our potential clients in the United States must register with the DEA in order to import, conduct research and develop new drugs using Schedule I or II controlled substances.

The cultivation, manufacture, distribution and possession of U.S. Schedule I or II controlled substances violates federal law in the United States unless a U.S. federal agency, such as the DEA, grants a registration for a specific use, such as import and/or research, of a specific controlled substance. Significant regulatory disclosure, oversight, and reporting are required to possess these substances, both to test and conduct preclinical and clinical trials and to develop and sell products whose active ingredients contain a controlled substance. U.S. manufacturers of Schedule I or II controlled substances must apply for the issuance of procurement quotas in order to convert bulk substances on Schedule I or II into finished dosage forms or other substances. The procurement quota establishes the maximum amount of a Schedule I or II substance that a facility may procure in a given year, and that quota cannot be exceeded without an amendment to the quota from the DEA. Accordingly, any U.S. manufacturers to which we sell our psychedelics-based raw materials or API, and who wish to convert these into finished dosage form or other substances, must obtain and remain in compliance with these registration and quota requirements. These requirements may sharply limit the available market in the United States for our products. If the U.S. market is smaller than we anticipate, or if U.S. regulators determine to grant fewer registrations, impose more stringent requirements on existing registrants, or limit procurement quotas for the controlled substances we manufacture, these events could have a material and adverse impact on our business, financial condition and results of operations.

The registration of additional United States-based manufacturers of the raw materials or APIs we create may hinder our ability to sell into the United States.

The United States has a policy of prioritizing U.S. domestically-manufactured scheduled substances over foreign ones. The DEA establishes an aggregate production quota for Schedule I or II controlled substances based on the amount of Schedule I or II controlled substances necessary to be manufactured in or imported into the United States in a given year to provide for the estimated medical, scientific, research and industrial needs of the United States, for lawful export requirements, and for the establishment and maintenance of reserve stocks. Individual manufacturing quotas are issued to registered manufacturers who wish to manufacture a quantity of specific Schedule I or II controlled substances. Import permits are only granted if the DEA finds that the United States’ domestic supply of any controlled substance is inadequate for scientific studies or finds that competition among domestic manufacturers of the controlled substance is inadequate and will not be rendered adequate by the registration of additional manufacturers. The aggregate U.S. production quotas for psilocybin, psilocin, MDMA, and DMT among other psychedelics, were increased significantly in 2021. The DEA’s final aggregate production quotas for 2022 may be even higher. As a result of the increased quotas, DEA may register additional U.S. domestic manufacturers of the raw materials or APIs we manufacture, or increase individual manufacturing quotas for those raw materials or APIs. If DEA does increase U.S. domestic supply of the APIs we manufacture, our market share in the United States may be significantly decreased or eliminated, which would have a material and adverse impact on our business, financial condition and results of operations.

The import of our products into the United States relies on the compliance of our clients abroad and the authorization of their governing jurisdictions.

Because we intend to manufacture APIs for sale to clients conducting research and product development in jurisdictions foreign to Canada, we must rely on those foreign clients to obtain the necessary approvals from their respective governing bodies in order to import our products to their facilities. For instance, in the United States, only certain DEA registrants may apply for import permits related to Schedule I substances. Those import permits may be subject to procurement quotas, which DEA has the full discretion to issue or increase. U.S. registrants must coordinate with applicable ports of entry to notify border agents of incoming shipments of Schedule I substances and must also provide for the secure transport of shipments of our products to their facilities. The DEA must approve our client’s security plans, including their provisions related to secure transport. If a shipment is rejected by U.S. Customs for any reason, our U.S. client will have to re-apply for an import permit for that shipment, possibly significantly delaying shipping times. Our clients’ inability to secure DEA authorization to import our APIs, could have a material and adverse impact on our business, financial condition and results of operations. Delays in transport of our products to their destinations may have a significant adverse impact on research protocols or clinical trials, potentially damaging relationships with our customers, and having a material and adverse impact on our business, financial condition and results of operations.

Changes in the regulatory status of psychedelic substances will present additional risks to our business and will create additional regulatory costs and challenges.

Any changes in applicable laws and regulations could have an adverse effect on our operations. The psychedelic drug industry is a fairly new industry and we cannot predict the impact of the ever-evolving compliance regime in respect of this industry. Similarly, we cannot predict the time required to secure all appropriate regulatory approvals for future products and services, or the extent of testing and documentation that may, from time to time, be required by governmental authorities. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, our business and products, and sales initiatives and could have a material adverse effect on the business, financial condition and operating results of our business.

For example, if psilocybin and/or psilocin is rescheduled under the CSA as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), the ability to conduct research on psilocybin and psilocin would most likely be improved. However, rescheduling psilocybin and psilocin may materially alter enforcement policies across many federal agencies, primarily the FDA and DEA. The FDA is responsible for ensuring public health and safety through regulation of food, drugs, supplements, and cosmetics, among other products, through its enforcement authority pursuant to the Federal Food, Drug, and Cosmetic Act, or the FDCA. The FDA’s responsibilities include regulating the ingredients as well as the marketing and labelling of drugs sold in interstate commerce. Because it is currently illegal under federal law to produce and sell psilocybin and psilocin, and because there are no federally recognized medical uses, the FDA has historically deferred enforcement related to psilocybin and psilocin to the DEA. If psilocybin and psilocin were to be rescheduled to a federally controlled, yet legal, substance, the FDA would likely play a more active regulatory role. The DEA would continue to be active in regulating manufacturing, distribution and dispensing of such substances. The potential for multi-agency enforcement post-rescheduling could threaten or have a materially adverse effect on our business.

Despite the current status of psilocybin and psilocin as Schedule I controlled substances in the United States, there may be changes in the status of psilocybin or psilocin under the laws of certain U.S. cities or states. For instance, the city and county of Denver voted in 2019 to make the enforcement of any laws imposing criminal penalties for the personal use and personal possession of psilocybin mushrooms the lowest law enforcement priority in the city and county of Denver, and in Oregon, Measure 109 was passed in November 2020 directing the Oregon Health Authority, or OHA, after a two-year development period, to license and regulate the manufacturing, transportation, delivery, sale and purchase of psilocybin products and the provision of psilocybin services. Other jurisdictions in Canada and the United States may proceed to authorize decriminalization to varying extents and employing varying regulatory frameworks. The decriminalization of psilocybin or psilocin, or other psychedelic substances, without regulatory oversight, or with inadequate or ineffective regulatory oversight, may lead to the setup of clinics without proper therapeutic infrastructure or adequate clinical research, which could put patients at risk and bring reputational and regulatory risk to the entire industry, making it harder for us to successfully operate our business. Furthermore, the legalization of psilocybin or psilocin could also impact our commercial sales if our clients receive regulatory approval as it would reduce the barrier to entry and could increase their competition.

The success of our business is dependent on our activities being permissible under applicable laws and any reform of controlled substances laws or other laws may have a material impact on our business and success. There is no assurance that activities of our business will continue to be legally permissible.

We have to comply with current Good Manufacturing Practices regulations applicable to our psychedelics-based products manufacturing operations.

Health Canada and the FDA and other equivalent regulatory bodies in other jurisdictions ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale, and they are enforced through Health Canada’s and the FDA’s inspection programs. If Health Canada or the FDA determines that we are not in compliance with applicable laws and regulations, including those governing cGMPs, Health Canada or the FDA may not approve new drug applications or submissions, or NDAs or NDSs, submitted by our clients and containing products manufactured by us until the deficiencies are corrected. Correcting any such deficiencies may be costly and time-consuming, and it may harm our client relationships and status in the marketplace. Moreover, our failure to comply with regulations application to our manufacturing facilities could result in sanctions being imposed on us or our clients, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect the demand for our or our clients’ products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and the requirements of other similar agencies, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, we are subject to continual review and periodic inspections to assess compliance with cGMPs.

Even if therapeutic product candidates obtain regulatory approval, our clients will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense to them and may decrease the quantity of our products and services that they purchase. Additionally, any such therapeutic candidates, if approved, could be subject to labelling and other restrictions and market withdrawal, which would also decrease the quantity of our products and services that our clients purchase.

If Health Canada, the FDA or another equivalent regulatory authority approves a client’s psychedelics-based therapeutic candidate, the manufacturing processes, labelling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying therapeutic substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and with good clinical practices, or GCPs, for any clinical trials that our clients conduct post-approval, all of which may result in significant expense to them and limit their ability to commercialize such therapies. Any such limits on their ability to commercialize approved therapies may cause them to purchase fewer of our products and services, which will adversely impact our business, financial condition and results of operations. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued.

Later discovery of previously unknown problems with any approved therapeutic product candidate, including adverse events of unanticipated severity or frequency, or with respect to a CMO’s manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the labelling, distribution, marketing or manufacturing of an approved therapy or any of our client’s future therapeutic candidates, withdrawal of the product from the market, or product recalls;

●	untitled and warning letters, or holds on clinical trials;

●	refusal by Health Canada, the FDA or other equivalent foreign regulatory authorities to approve pending applications or supplements to approved applications our clients filed or suspension or revocation of license approvals;

●	requirements to conduct post-marketing studies or clinical trials;

●	restrictions on coverage by third-party payors;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals;

●	product seizure or detention, or refusal to permit the import or export of the product; and

●	injunctions or the imposition of civil or criminal penalties.

Any such outcomes would diminish our client’s ability to successfully commercialize the applicable therapeutic products, which in turn would cause them to purchase fewer of our products and services.

In addition, any regulatory approvals that our clients receive for a therapeutic product candidate may also be subject to limitations on the approved indicated uses for which the therapy may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such therapeutic product candidates.

If there are changes in the application of legislation, regulations or regulatory policies, or if problems are discovered with a client’s investigational therapy or our manufacture of an underlying therapeutic substance, or if we, our client or one of their distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on our client or on us, if applicable, imposing restrictions on the therapeutic or its manufacture and requiring our client to recall or remove the therapeutic from the market. The regulators could also suspend or withdraw marketing authorizations, requiring our client to conduct additional clinical trials, change the therapeutic labelling or submit additional applications for marketing authorization. If any of these events occurs, our client’s ability to sell the applicable therapeutic product may be impaired, and they may incur substantial additional expense to comply with regulatory requirements. This could cause our client to purchase fewer of our products and services, which could materially adversely affect our business, financial condition and results of operations.

We may become subject to U.S. federal and state forfeiture laws which could negatively impact our business operations.

Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, seizure of assets, disgorgement of profits, cessation of business activities or divestiture. As an entity that conducts business involving psilocybin and psilocin, we are potentially subject to federal and state forfeiture laws (criminal and civil) that permit the government to seize the proceeds of criminal activity. Civil forfeiture laws could provide an alternative for the federal government or any state (or local police force) that wants to discourage residents from conducting transactions with psilocybin- and psilocin-related businesses but believes criminal liability is too difficult to prove beyond a reasonable doubt. Also, an individual can be required to forfeit property considered to be the proceeds of a crime even if the individual is not convicted of the crime, and the standard of proof in a civil forfeiture matter is lower than the standard in a criminal matter. Depending on the applicable law, whether federal or state, rather than having to establish liability beyond a reasonable doubt, the federal government or the state, as applicable, may be required to prove that the money or property at issue is proceeds of a crime only by either clear and convincing evidence or a mere preponderance of the evidence.

If our products are diverted into criminal channels of commerce, investors located in jurisdictions where psychedelic substances remain illegal may be at risk of prosecution under conspiracy, aiding and abetting, and money laundering statutes, and be at further risk of losing their investments or proceeds under forfeiture statutes. Many jurisdictions remain fully able to take action to prevent the proceeds of psychedelics businesses from entering their state. Our investors and prospective investors should be aware of these potentially relevant laws in considering whether to invest in us.

Risks Related to Commercialization

Drug manufacturers who obtain FDA approval for their new drugs must prove that domestic supplies are inadequate in order to import a foreign API on Schedule I or II to be used in commercial drug manufacturing.

If a U.S. drug manufacturer wishes to use our product as the API in an FDA-approved drug for commercial manufacture, it will need to obtain DEA approval for the importation of our product. DEA will not approve an import permit request unless it is shown that the import is necessary to provide for the US’s medical needs and competition among domestic manufacturers of the substance is inadequate. Depending on the existence, at that time, of domestic registered manufacturers with the capability of producing the same APIs as us, DEA may not agree that domestic manufacture is inadequate and may refuse our customers’ requests for import permits. In such cases, we may not be able to supply the drug manufacturer APIs unless we were to open a U.S. manufacturing facility. Such an undertaking would require considerable additional time and resources and may not materialize at all.

If we are unable to build a sales and marketing team to reach our potential clients, our business may be adversely affected.

We do not currently have a dedicated sales and marketing team. Our initial efforts to build brand and product awareness are expected to focus primarily on scientific writing and publications. Subject to the easing of restrictions related to COVID-19, we may complement this strategy with research and development staff attending a variety of scientific conferences in an effort bolster our business development pipeline. However, we may need to expand our commercial organization in order to effectively market our products and services to new clients. Competition for employees capable of negotiating and entering into contract manufacturing and supply agreements with pharmaceutical and biotechnology companies is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our products and services and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular product or service may be difficult to justify in light of the revenue generated or projected. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to successfully sell our programs and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality.

Our psychedelics-based products and services may not meet the expectations of our prospective clients, which means our business, financial condition, results of operations and prospects could suffer.

Our success depends on, among other things, the market’s confidence that our manufacturing operations are capable of producing high-end materials, APIs and finished drug products in a cost-efficient manner and that our contract research services will facilitate improved pharmaceutical and biotechnology product development in the psychedelics-based medicines space. To date, we have not yet cultivated significant quantities of psychedelic mushrooms or produced a refined API or finished drug product, much less had a client’s product candidate using our materials receive regulatory approval. We have also not yet undertaken a significant contract research project for a client. Accordingly, in order to successfully commercialize our products and services we will need to build confidence in the market that we have the facility, equipment and expertise to provide premium contract manufacturing and research services in the psychedelics space. There can be no guarantee that our product and service offerings will meet the expectations of research institutions and of pharmaceutical and biotechnology companies. If we are unable to effectively build client relationships and their confidence in our operations, our ability to commercialize or products and services will be materially and adversely impacted.

If we are unable to support anticipated growth in demand for our contract manufacturing and research services, including ensuring that we have adequate teams and facilities to meet increased demand, or if we are unable to successfully manage our anticipated growth, our business could suffer.

We have only recently begun initiating the development of our contract manufacturing and research services, and accordingly our personnel resources are currently very limited. We anticipate significant growth in the number of programs under contract for which we are conducting manufacturing or research discovery activities. As we secure additional programs under contract, our operational capacity to execute such manufacturing and research activities may become strained. As a result, our strategy requires us to successfully scale our teams and facilities to meet future demand for our solutions. Our ability to grow our capacity will depend on our ability to expand our workforce and our facilities, and increase efficiency through automation and software solutions. We may also need to purchase additional equipment, some of which can take several months or more to procure and set up. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented and in a timely manner. As limited facilities with appropriate capabilities are available in British Columbia, such facilities require purpose-built buildings often with rezoning requirements. Such projects are typically long in duration and subject to delays. Failure to manage this growth could result in delays, higher costs, declining quality, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our psychedelics-based products and services and could damage our reputation and the prospects for our business.

Even if our clients are successful in developing and obtaining regulatory approval for their product candidates, they may not be as successful as we anticipate in commercializing psychedelics-based medicines. If market acceptance of this class of products is limited, our business, financial results and operations may be adversely affected.

In addition, even if these product candidates receive regulatory approval in the United States, our clients may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, our clients have to make decisions about which clinical stage and pre-clinical product candidates to develop and advance, and our clients may not have the resources to invest in all of the product candidates that contain antibodies discovered using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which product candidates to prioritize involves inherent uncertainty, and our clients’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those client relationships. Additionally, if one more of our clients is involved in a business combination, the client might deemphasize or terminate the development or commercialization of any product candidate that utilizes an antibody that we have discovered. If one of our clients terminates its agreement with us, we may find it more difficult to attract new clients.

Risks Related to Our Reliance on Third Parties

We face significant risks related to key third-party relationships.

We plan to enter into agreements with third parties with respect to our operations. Such relationships could present unforeseen obstacles or costs and may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and maintain such relationships. There can be no assurance that such third parties will achieve the expected benefits or that we will be able to consummate any future relationships on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. Any violation of any applicable laws and regulations, such as the CDSA and CSA, or of similar legislation in the jurisdictions in which it operates, could result in such third parties to suspend or withdraw their services. The termination or cancellation of any such agreements or the failure of our business and/or the other parties to these arrangements to fulfill their obligations could have a material adverse effect on our business, financial condition and results of operations. In addition, disagreements between us and any of third parties could lead to delays or time consuming and expensive legal proceedings, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Intellectual Property

Failure to obtain or register intellectual property rights used or proposed to be used in our business could result in a material adverse impact on our business.

If we are unable to register or, if registered, maintain effective patent rights for certain of our psychedelics-based products and proprietary cultivation and refinement methods, we may not be able to effectively compete in the market. If we are not able to protect our proprietary information and know-how, such proprietary information may be used by others to compete against us. We may not be able to identify infringements of our patents (if and when granted), and, accordingly, the enforcement of our intellectual property rights may be difficult. Once such infringements are identified, enforcement could be costly and time consuming. Third party claims of intellectual property infringement, whether or not reasonable, may prevent or delay our development and commercialization efforts.

Our success will depend in part upon our ability to protect our intellectual property and proprietary technologies and upon the nature and scope of the intellectual property protection we receive. The ability to compete effectively and to achieve partnerships will depend on our ability to develop and maintain proprietary aspects of our products and methods and to operate without infringing on the proprietary rights of others. The presence of such proprietary rights of others could severely limit our ability to develop and commercialize our products and methods and to conduct our existing research into psychedelics cultivation, extraction and purification, and could require financial resources to defend litigation, which may be in excess of our ability to raise such funds. There is no assurance that our patent applications submitted, if any, or those that we intend to acquire will be approved in a form that will be sufficient to protect our proprietary products and technology and gain or keep any competitive advantage that we may have or, once approved, will be upheld in any post-grant proceedings brought by any third parties.

The patent positions of biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Patents that may be issued to us may be challenged, invalidated or circumvented. To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we will be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors, our competitive position could be adversely affected, as could our business, financial condition and results of operations. Both the patent application process and the process of managing patent disputes can be time consuming and expensive, and the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of Canada and the United States. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that our proprietary technologies, key products, and any future products are covered by valid and enforceable intellectual property rights, including patents, or are effectively maintained as trade secrets, and provided we have the funds to enforce our rights, if necessary.

Changes in patent law and its interpretation could diminish the value of potential patents in general, thereby impairing our ability to protect our product candidates.

We may become dependent on intellectual property rights. Obtaining and enforcing patents in our industry involves technological and legal complexity, and obtaining and enforcing these potential patents is costly, time consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the United States Patent and Trademark Office the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce existing patents.

Litigation regarding patents, patent applications, and other proprietary rights may be expensive, time consuming and cause delays in the development of our proprietary products and methods.

To protect our competitive position, we may from time to time need to resort to litigation in order to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. Enforcement of intellectual property rights is difficult, unpredictable and expensive, and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may fail in enforcing our rights, in which case our competitors and other third parties may be permitted to use our proprietary products and methods without payment to us.

In addition, litigation involving our patents carries the risk that one or more of our patents will be subject to an adverse court ruling. Such an adverse court ruling could allow third parties to commercialize our proprietary products and methods, and then compete directly with us, without payment to us. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

●	the patentability of our inventions relating to our products and methods; and

●	the enforceability, validity, or scope of protection offered by our patents relating to our products and methods.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our investigational therapies, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States or in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. A claim for a validity challenge may be based on failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. A claim for unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement, during prosecution. Third parties may also raise challenges to the validity of our patent claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our proprietary products or methods. The outcome following legal assertions of invalidity and unenforceability during patent litigation or other proceedings is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products or methods. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.

If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. Regardless of the outcome, patent litigation is costly and time consuming. In some cases, we may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

●	incur substantial monetary damages;

●	encounter significant delays in bringing our key products and services to market; and

●	be precluded from participating in the manufacture, use or sale of our key products or methods requiring licenses.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our proprietary products and methods, third parties, including our competitors might be able to enter the market with similar or identical products or methods, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our consultants, advisors and employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors and potential competitors. Some of these individuals executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we intend that our consultants, advisors and employees do not use proprietary information or know-how of their former employers while working for us, we may be subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. Litigation may be necessary to defend against these claims.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our therapies. Such a license may not be available on commercially reasonable terms or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract our management from its day-to-day activities.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. However, trade secrets and confidential know-how are difficult to maintain as confidential.

To protect this type of information against disclosure or appropriation by third parties and our competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or confidential know-how. Also, current or former employees, consultants, contractors and advisers may unintentionally or wilfully disclose our trade secrets and confidential know-how to our competitors and other third parties or breach such agreements, and we may not be able to obtain an adequate remedy for such breaches. Enforcing a claim that a third party obtained illegally and is using trade secrets or confidential know-how is difficult, expensive, time-consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Furthermore, if a competitor or other third party lawfully obtained or independently developed any of our trade secrets or confidential know-how, we would have no right to prevent such competitor or other third party from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

Failure to obtain or maintain trade secrets or confidential know-how trade protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets or confidential know-how.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or clients in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks throughout the world.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them.

Because we rely on third parties, we may share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and other similar agreements prior to disclosing proprietary information. These agreements typically restrict the ability to publish data potentially relating to our trade secrets. Our academic and clinical collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We may also conduct joint research and development programs which may require us to share trade secrets under the terms of research and development collaborations or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor’s discovery of our trade secrets may impair its competitive position and could have a material adverse effect on our business and financial condition.

Risks Related to Tax Laws

Changes in tax laws could have a material adverse effect on our business.

There can be no assurance that the Canadian and U.S. federal income tax treatment of our business or an investment in us will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to us or holders of common shares.

If we or one of our non-U.S. subsidiaries is a CFC, there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our common shares.

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a controlled foreign corporation, or a CFC, for U.S. federal income tax purposes generally may be required to include in income for U.S. federal tax purposes some or all of such Ten Percent Shareholder’s pro rata share of the CFC’s income even if the CFC has made no distributions to its shareholders. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A Ten Percent Shareholder in a CFC also has reporting obligations with respect to the ownership of the stock in the CFC. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.

The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax payment obligations.

U.S. Holders should consult their tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

Our U.S. shareholders may suffer adverse tax consequences if we are characterized as a PFIC.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders (as defined under “Material U.S. Federal Income Tax Considerations for U.S. Holders”) for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income (such as interest income), or at least 50% of the gross value of our assets (determined on the basis of a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based upon the current and expected composition of our income and assets, we believe that we were a PFIC for the taxable year ended June 30, 2022 and could be treated as a PFIC for the current taxable year. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, we cannot provide any assurances regarding our PFIC status for any current or future taxable years.

If we are a PFIC, a U.S. Holder would be subject to adverse U.S. federal income tax consequences, such as ineligibility for certain preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. However, U.S. Holders should be aware that there can be no assurance that we will satisfy the record keeping requirements that apply to a QEF, or that we will supply U.S. Holders with information that such U.S. Holders require to report under the QEF election rules, in the event that we are a PFIC and a U.S. Holder wishes to make a QEF election. Thus, U.S. Holders may not be able to make a QEF election with respect to their common shares. For more information, see the discussion below under “Material U.S. Federal Income Tax Considerations for U.S. Holders — PFIC Rules.” You are urged to consult your tax advisors regarding the potential consequences to you if we were or were to become a PFIC, including the availability, and advisability, of, and procedure for making, any elections which may in certain circumstances mitigate the adverse tax consequences of the PFIC rules.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the Canadian tax authority, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to an intercompany arrangement or a transfer pricing policy, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

We may operate in the United States or through a U.S. subsidiary. If we or our subsidiaries are subject to U.S. corporate income tax, Section 280E of the Internal Revenue Code of 1986, as amended, or the Code, generally prohibits taxpayers from deducting or claiming tax credits with respect to expenses paid or incurred in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of Schedule I and II of the CSA) which is prohibited by U.S. federal law or the law of any state in which such trade or business is conducted. The application of Code section 280E generally causes such businesses to pay higher effective U.S. federal tax rates than similar businesses in other industries. Although the U.S. Internal Revenue Service, or IRS, issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. There is no guarantee that any federal court will issue an interpretation of Section 280E favorable to psilocybin and psilocin businesses.

Risks Related to Our Bitcoin Holdings

Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin.

In December 2021, our Board of Directors adopted our Treasury Reserve Policy, under which our treasury reserve assets will consist of (i) cash and cash equivalents and short-term investments (“Cash Assets”) held by us that exceed working capital requirements; and (ii) bitcoin held by us, with bitcoin serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

We have only recently adopted this bitcoin acquisition strategy and are continually examining the risks and rewards of such a strategy. This strategy has not been tested over time or under various market conditions. Some investors and other market participants may disagree with this strategy or actions we undertake to implement it. If bitcoin prices fall or our bitcoin acquisition strategy otherwise proves unsuccessful, it would adversely impact our financial condition, results of operations, and the market price of our common shares.

If we change the means by which we hold our bitcoin assets, the accounting treatment for our bitcoin may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our common shares. Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $45,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this Form S-1 Registration Statement.

Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales. The impact of our bitcoin holdings on our financial results and the market price of our common shares will increase as we increase our overall holdings of bitcoin in the future.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common shares.

Fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common shares. Our financial results and the market price of our common shares would be adversely affected and our business and financial condition could be negatively impacted if the price of bitcoin decreased substantially, including as a result of:

●	decreased user and investor confidence in bitcoin;

●	negative publicity or events relating to bitcoin;

●	negative or unpredictable media or social media coverage on bitcoin;

●	public sentiment related to the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value of bitcoin;

●	competition from other crypto assets that exhibit better speed, security, scalability, or other characteristics, or that are backed by governments, including the U.S. government;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of Satoshi’s bitcoin;

●	interruptions in service or failures of the principal markets for bitcoin;

●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions;

●	transaction congestion and fees associated with processing transactions on the bitcoin network;

●	changes in the level of interest rates and inflation, monetary policies of governments, trade restrictions, and fiat currency devaluations; and

●	national and international economic and political conditions.

In addition, bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. For example, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading, or using cryptocurrencies in the country. In Iran, President Hassan Rouhani ordered a ban on all licensed and unlicensed mining of cryptocurrencies throughout the summer of 2021 in response to an increasing number of electricity blackouts. Moreover, the risks of engaging in a bitcoin-focused business strategy also are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on acceptable terms.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin.

Changes in securities regulation may adversely impact the market price of our common shares.

Although bitcoin and other digital assets have experienced a surge of investor attention since bitcoin was invented in 2008, investors in the United States currently have limited means to gain exposure to bitcoin through traditional investment channels such as 401(k) retirement accounts, and instead generally must hold bitcoin through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold bitcoin directly, as well as the potential reluctance of financial planners and advisers to recommend direct bitcoin holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to bitcoin through investment vehicles that hold bitcoin and issue shares representing fractional undivided interests in their underlying bitcoin holdings. Although a number of investment vehicles currently offer this exposure to bitcoin, none of these investment vehicles currently offers its shares directly to the public in the United States, and such shares are offered only to “accredited investors” on a private placement basis. Investors who are not eligible to participate in these private placements may nevertheless purchase shares of these investment vehicles in the over-the-counter market, where such shares have historically traded at a premium to the net asset value (“NAV”) of the underlying bitcoin. These premiums have at times been substantial.

One reason for the substantial premium to NAV exhibited by the trading prices of shares of some bitcoin investment vehicles may be because of the relative scarcity of traditional investment vehicles providing investment exposure to bitcoin. To the extent investors view the value of our common shares as providing such exposure, it is possible that the value of our common shares also includes a premium over the value of our bitcoin.

Another reason for the substantial premium to NAV exhibited by the trading prices of shares of some bitcoin investment vehicles is that such vehicles operate in a manner similar to closed-end investment funds as opposed to exchange-traded funds (“ETFs”) and therefore do not continuously offer to create and redeem their shares at NAV in exchange for bitcoin. Although several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV, the SEC has generally declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. However, in October 2021, the SEC permitted the listing of the ProShares Bitcoin Strategy ETF (the “ProShares ETF”), an ETF that invests primarily in bitcoin futures contracts. Although this ETF allows investors to obtain managed exposure to bitcoin futures contracts, it does not invest directly in bitcoin. As a result, it is unclear as to whether or to what extent the existence of this ETF or other ETFs that invest in bitcoin futures contracts that may be listed in the future will have on any premium over the value of our bitcoin holdings that may be included in the value of our common shares. Shortly after the listing of the ProShares ETF, the SEC permitted the listing of the Valkyrie Bitcoin Strategy ETF (the “Valkyrie ETF”), another ETF that invests primarily in bitcoin futures contracts.

If the SEC were to further resolve its concerns regarding surveillance of and the existence of fraud and manipulation in the bitcoin trading markets, it is possible that the SEC would permit the listing of ETFs specializing in the direct acquisition and holding of bitcoin, allowing these funds to offer their shares directly to the public. In addition to greatly simplifying the task of gaining investment exposure to bitcoin, the listing of a bitcoin ETF with continuous share creation and redemption at NAV would be expected to eliminate the NAV premiums currently exhibited by shares of investment vehicles that trade in the over-the-counter market. To the extent that our common shares is viewed as an alternative-to-bitcoin investment vehicle and trades at a premium to the value of our bitcoin holdings, that premium may also be eliminated, causing the price of our common shares to decline.

In addition, the introduction of the ProShares ETF, the Valkyrie ETF, and any additional bitcoin ETFs on U.S. national securities exchanges may be viewed by investors as offering “pure play” exposure to bitcoin that would generally not be subject to federal income tax at the entity level as we are.

As a result of the foregoing factors, to the extent investors view our common shares as linked to the value of our bitcoin holdings, the introduction of bitcoin ETFs on U.S. national securities exchanges could have a material adverse effect on the market price of our common shares.

Our bitcoin holdings could subject us to regulatory scrutiny

As noted above, several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF and do not offer continuous share creation and redemption at NAV, it is possible that we nevertheless could face regulatory scrutiny from the SEC, as a company with a class of securities registered under the Exchange Act and traded on The Nasdaq Global Select Market.

In addition, as digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may take actions that may have an adverse effect on the market price of our common shares. For example, an affiliate of HSBC Holdings has prohibited customers of its HSBC InvestDirect retail investment platform from buying common shares of publicly traded entities after determining that the value of their stock is related to the performance of bitcoin, indicating that it did not want to facilitate exposure to virtual currencies.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading, in the event one or more bitcoin trading venues experience fraud, security failures or operational problems.

For example, in 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our common shares as linked to the value of our bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market price of our common shares.

Our bitcoin holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

In December 2021, we adopted bitcoin as our primary treasury reserve asset. Historically, the bitcoin markets have been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at reasonable prices or at all. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. If we are unable to sell our bitcoin, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange (our principal market), although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Nonetheless, a successful security breach or cyberattack could result in a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in January 2022, hackers exploited weaknesses in the security architecture of the cryptocurrency exchange Crypto.com and stole over $30 million in cryptocurrencies, including bitcoin, from the accounts of 483 customers, although the flaw was subsequently fixed and Crypto.com reimbursed affected customers. Nonetheless, a successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, whether or not we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of bitcoin networks to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. In the past, hackers have successfully employed a social engineering attack against one of our service providers and misappropriated our digital assets, although, to date, such events have not been material to our financial condition or operating results. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities as a result of the COVID-19 pandemic. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our business.

The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our bitcoin, our financial condition and results of operations could be materially adversely affected.

Bitcoin is controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

We seek a degree of diversification in the use of custodial services as the extent of potential risk of loss is dependent, in part, on the degree of diversification. There can be no guarantee that insurance covering our holdings of bitcoin will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our common shares.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, the SEC has so far refused to permit the listing of any bitcoin-based ETFs, citing, among other things, concerns regarding bitcoin market integrity and custodial protections. It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that bitcoin is a security. Such a determination could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and also may require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common shares.

Risks Related to Ownership of Our Common Shares

We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our ordinary shares.

Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a relatively small-capitalization company with relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our common shares may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common shares.

In addition, if the trading volumes of our common shares are low, persons buying or selling in relatively small quantities may easily influence prices of our common shares. This low volume of trades could also cause the price of our common shares to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common shares may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common shares. As a result of this volatility, investors may experience losses on their investment in our common shares. A decline in the market price of our common shares also could adversely affect our ability to issue additional shares of common shares or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common shares will develop or be sustained. If an active market does not develop, holders of our common shares may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

The market price of our common shares may be volatile or may decline regardless of our operating performance.

The market price of our common shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant services or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

The prices at which the common shares will trade cannot be predicted.

Securities will not necessarily trade at values determined by reference to the underlying value of our business. The market price of the common shares could be subject to significant fluctuations in response to a variety of factors, including the following: actual or anticipated fluctuations in our quarterly results of operations; recommendations by securities research analysts; changes in the economic performance or market valuations of companies in the industry in which we operate; additions or departures by our executive officers and other key personnel; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our business or our competitors; operating and share price performance of other companies that investors deem comparable to us; fluctuations caused by COVID-19; and news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

The securities markets have experienced significant price and volume fluctuations from time to time in recent years that often have been unrelated or disproportionate to the operating performance of particular issuers. These broad fluctuations may adversely affect the market price of the common shares. In addition, the market prices for securities of biopharmaceutical companies, in particular, have historically been volatile. Factors such as industry related developments, the results of product development and commercialization, changes in government regulations, developments concerning proprietary rights, the timing of costs for manufacturing, pre-clinical studies and clinical trials, the reporting of adverse safety events involving our products and public rumors about such events and changes in the market prices of the securities of our competitors may further influence the volatility in the trading price of the common shares.

The issuance of securities could result in significant dilution in the equity interest of existing shareholders and adversely affect the marketplace of the securities.

The issuance of common shares or other securities convertible into common shares could result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of the common shares. In addition, in the future, we may issue additional common shares or securities convertible into common shares, which may dilute existing shareholders. Our Articles permit the issuance of an unlimited number of common shares and shareholders will have no pre-emptive rights in connection with such further issuances.

The market price of the common shares could decline as a result of future issuances, including issuance of shares issued in connection with strategic alliances, or sales by our existing holders of common shares, or the perception that these sales could occur. Sales by shareholders might also make it more difficult for us to sell equity securities at a time and price that it deems appropriate, which could reduce our ability to raise capital and have an adverse effect on our business.

We have a material weakness in our internal control over financing reporting. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Due to accounting resource constraints, we currently have a material weakness in our internal control over financial reporting. Our control environment is currently oriented primarily towards business risks, rather than financial reporting risks. We have not formally implemented risk assessment or monitoring controls, and information and communication controls and certain review controls are not considered to be operating effectively. Resource constraints have also resulted in insufficient segregation of duties in certain areas.

We intend to begin the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and applicable Canadian laws, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In our efforts to maintain proper and effective internal control over financial reporting, we may discover additional significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses in the future, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may harm the market price of our shares.

Future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our 2021 Equity Incentive Plan, or our 2021 Plan, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common shares.

Pursuant to the 2021 Plan our management is authorized to grant stock options to our employees, directors and consultants.

We do not intend to pay dividends on our common shares, so any returns will be limited to the value of our common shares.

We currently anticipate that we will retain future earnings for the development, operation, expansion and continued investment into our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common shares. Any return to shareholders will therefore be limited to the appreciation of their common shares, which may never occur.

Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant influence over matters subject to shareholder approval.

Based on the number of shares outstanding on a fully diluted basis as of December 31, 2022, our executive officers, directors and director nominees, and 5% shareholders beneficially own approximately 41% of our common shares. Non-executive employees and consultants beneficially own an additional 3% of our common shares on a fully diluted basis. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved, and an exemption from compliance with the requirement of the Public Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common shares that are held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company with less than $100.0 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404.

We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Sales of a substantial number of our common shares by our existing shareholders in the public market could cause our share price to fall.

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market after the lock-up and/or other legal restrictions on resale in connection with our IPO lapse, the trading price of our common shares could decline. Based on the number of common shares outstanding as of December 31, 2022, and after giving effect to the sale of common shares in our IPO and after giving effect to (i) the conversion of our outstanding convertible notes of $4,307,115 into an aggregate of 1,932,006 common shares, (ii) the conversion of related party notes payable of $88,707 into an aggregate of 36,962 common shares pursuant to a settlement and subscription agreement, (iii) the conversion of accounts payable and due to certain related parties of $2,579,299 into an aggregate of 1,074,716 common shares pursuant to settlement and subscription agreements, (iv) the issuance of 625,000 common shares pursuant to the Strategic Investment Agreement and the License Agreement, (v) the issuance of 104,167 common shares pursuant to a donation to the Austin Community Foundation, and (vi) the issuance of 250,000 common shares pursuant to a two-year marketing agreement, we will have outstanding a total of 16,341,411 common shares. Of these shares, the common shares sold in our IPO, plus any shares sold upon exercise of the underwriters’ option to purchase additional shares, will be freely tradable without restriction in the public market immediately following the IPO, unless purchased by our affiliates.

The lock-up agreements pertaining to the IPO will expire 180 days from February 8, 2023. Based on the number of common shares outstanding as of December 31, 2022, and after giving effect to the sale of common shares in the IPO and after giving effect to (i) the conversion of our outstanding convertible notes of $4,307,115 into an aggregate of 1,932,006 common shares, (ii) the conversion of related party notes payable of $88,707 into an aggregate of 36,962 common shares pursuant to a settlement and subscription agreement, (iii) the conversion of accounts payable and due to certain related parties of $2,579,299 into an aggregate of 1,074,716 common shares pursuant to settlement and subscription agreements, (iv) the issuance of 625,000 common shares pursuant to the Strategic Investment Agreement and the License Agreement, (v) the issuance of 104,167 common shares pursuant to a donation to the Austin Community Foundation, and (vi) the issuance of 250,000 common shares pursuant to a two-year marketing agreement, after the lock-up agreements expire, up to approximately 9,579,067 additional shares of common stock will be eligible for sale in the public market, approximately 1,802,727 shares of which are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. WestPark Capital, Inc., however, may, in its sole discretion, permit our officers, directors and other shareholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

Common shares that are either subject to outstanding options or reserved for future issuance under our 2021 Plan, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. Additionally, common shares that are issuable upon the exercise of outstanding warrants will become eligible for sale in the public market to the extent permitted by the lock-up agreements and Rule 144 under the Securities Act. If these additional common shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include share-based payments, provision for income taxes and useful lives of property, plant and equipment and intangibles. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common shares.

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our common shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrades our common shares or publishes inaccurate or unfavorable research about our business, our share price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

Risks Related to Investment in a Canadian Company

We are governed by the corporate laws of Canada which in some cases have a different effect on shareholders than the corporate laws of the United States.

We are governed by the Business Corporations Act (British Columbia), or BCBCA, and other relevant federal and municipal laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for certain corporate transactions (such as mergers and amalgamations or amendments to our Articles) the BCBCA generally requires the voting threshold to be a special resolution approved by 66 2/3% of shareholders, or as set out in the Articles, as applicable, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL. We cannot predict whether investors will find our company and our common shares less attractive because we are governed by foreign laws.

Our Articles and certain Canadian legislation contain provisions that may have the effect of delaying, preventing or making undesirable an acquisition of all or a significant portion of our shares or assets or preventing a change in control.

Certain provisions of our Articles and certain provisions under the BCBCA, together or separately, could discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions include the establishment of a staggered board of directors, which divides the board into three groups, with directors in each group serving a three-year term. The existence of a staggered board can make it more difficult for shareholders to replace or remove incumbent members of our board of directors. As such, these provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions include the following:

●	shareholders cannot amend our Articles unless such amendment is approved by shareholders holding at least 66 2/3% of the shares entitled to vote on such approval;

●	our board of directors may, without shareholder approval, issue preferred shares in one or more series having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and

●	shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.

A non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. A reviewable acquisition may not proceed unless the Minister is satisfied that the investment is likely to be of net benefit to Canada. If the applicable financial thresholds were exceeded such that a net benefit to Canada review would be required, this could prevent or delay a change of control and may eliminate or limit strategic opportunities for shareholders to sell their common shares. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation has a pre-merger notification regime and mandatory waiting period that applies to certain types of transactions that meet specified financial thresholds, and permits the Commissioner of Competition to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us.

Our Articles designate specific courts in Canada and the United States as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our Articles, unless we consent in writing to the selection of an alternative forum, the courts of the Province of British Columbia and the appellate courts therefrom shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of ours to us; (c) any action or proceeding asserting a claim arising out of any provision of the BCBCA or our Articles (as either may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the Canadian Forum Provision. The Canadian Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. In addition, our Articles provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint filed in the United States asserting a cause of action arising under the Securities Act, or the U.S. Federal Forum Provision. In addition, our Articles provide that any person or entity purchasing or otherwise acquiring any interest in our common shares is deemed to have notice of and consented to the Canadian Forum Provision and the U.S. Federal Forum Provision; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Canadian Forum Provision and the U.S. Federal Forum Provision in our Articles may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the forum selection clauses in our amended Articles may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including courts in Canada and other courts within the United States, will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The U.S. Federal Forum Provision may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts of the Province of British Columbia and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

Because we are a Canadian company, it may be difficult to serve legal process or enforce judgments against us.

We are incorporated and maintain operations in Canada. In addition, while certain of our directors and officers reside in the United States, many of them reside outside of the United States. Accordingly, service of process upon us may be difficult to obtain within the United States. Furthermore, because substantially all of our assets are located outside the United States, any judgment obtained in the United States against us, including one predicated on the civil liability provisions of the U.S. federal securities laws, may not be collectible within the United States. Therefore, it may not be possible to enforce those actions against us.

In addition, it may be difficult to assert U.S. securities law claims in original actions instituted in Canada. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Canadian law. Furthermore, it may not be possible to subject foreign persons or entities to the jurisdiction of the courts in Canada. Similarly, to the extent that our assets are located in Canada, investors may have difficulty collecting from us any judgments obtained in the U.S. courts and predicated on the civil liability provisions of U.S. securities provisions.

We may be adversely affected by fluctuations in the U.S. dollar relative to the Canadian dollar.

Our revenues and expenses are expected to be primarily denominated in U.S. dollars, and therefore may be exposed to significant currency exchange fluctuations. The Canadian dollar relative to the U.S. dollar or other foreign currencies is subject to fluctuations. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have a material adverse effect on our business, financial condition or results of operations. We may, in the future, establish a program to hedge a portion of our foreign currency exposure with the objective of minimizing the impact of adverse foreign currency exchange movements. However, even if we develop a hedging program, there can be no assurance that it will effectively mitigate currency risks. Failure to adequately manage foreign exchange risk could therefore have a material adverse effect on our business, financial condition or results of operations.

General Risks

We may expand our business through the acquisition of companies or businesses or by entering into collaborations, each of which could disrupt our business and harm our financial condition

We may in the future seek to expand our capabilities by acquiring one or more companies or businesses or entering into collaborations. Acquisitions and collaborations involve numerous risks, including, but not limited to: substantial cash expenditures; technology development risks; potentially dilutive issuances of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating the operations of the acquired companies; potential disputes regarding contingent consideration; diverting our management’s attention away from other business concerns; entering markets in which we have limited or no direct experience; and potential loss of our key employees or key employees of the acquired companies or businesses.

Our management has experience in making acquisitions and entering collaborations; however, we cannot provide assurance that any acquisition or collaboration will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions and collaborations. We cannot provide assurance that we would be able to successfully combine our business with that of acquired businesses or manage a collaboration. Furthermore, the development or expansion of our business may require a substantial capital investment by us.

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions.

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which can lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment. As a result, we may not be able to maintain our existing clients or attract new clients, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the United States has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. Measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher prices and reduced demand for our products and higher input costs.

Our future growth and ability to compete effectively depends on retaining our key personnel and recruiting additional qualified personnel, and on the key personnel employed by our collaborative partners.

Our success depends upon the continued contributions of our key management, scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. These key management individuals include the members of our board of directors and certain executive officers. We do not currently maintain any key person insurance.

The loss of key managers and senior scientists could delay our research and development activities. In addition, our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. Many other companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Therefore, we might not be able to attract or retain these key persons on conditions that are economically acceptable. Moreover, some qualified prospective employees may choose not to work for us due to negative perceptions regarding the therapeutic use of psychedelic substances or other objections to the therapeutic use of a controlled substance. Furthermore, we will need to recruit new managers and qualified scientific personnel to develop our business if we expand into fields that will require additional skills. Our inability to attract and retain these key persons could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of research and development. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may be subject to growth-related risks including pressure on our internal systems and controls.

Our ability to manage our growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth could have a material adverse impact on our business, operations and prospects. We may experience growth in the number of our employees and the scope of our operating and financial systems, resulting in increased responsibilities for our personnel, the hiring of additional personnel and, in general, higher levels of operating expenses. In order to manage our future growth effectively, we will also need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain our employees. There can be no assurance that we will be able to manage such growth effectively, that our management, personnel or systems will be adequate to support our operations or that we will be able to achieve the increased levels of revenue commensurate with the increased levels of operating expenses associated with this growth.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees are working at home during the COVID-19 pandemic, additional risks may arise as a result of depending on the networking and security put into place by the employees. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to employee erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

Additionally, we do not currently maintain cybersecurity insurance coverage. Even if we were to obtain such coverage, we cannot be certain that such coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

In certain circumstances, our reputation could be damaged.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding us and our activities, whether true or not. Although we believe that we operate in a manner that is respectful to all stakeholders and that we take care in protecting our image and reputation, we do not ultimately have direct control over how we are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse impact on financial performance, financial condition, cash flows and growth prospects.

We use biological and hazardous materials that require considerable expertise and expense for handling, storage and disposal and may result in claims against us.

We work with materials, including chemicals, biological agents and compounds that could be hazardous to human health and safety or the environment. Our operations also produce hazardous and biological waste products. Federal, provincial, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We are subject to periodic inspections by Canadian provincial and federal authorities to ensure compliance with applicable laws. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental laws and regulations may restrict our operations. If we do not comply with applicable regulations, we may be subject to fines and penalties.

In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which could cause an interruption of our commercialization efforts, research and development programs and business operations, as well as environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations. In the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We will have to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that are applicable to us. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs could impact our results of operations, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 13, 2023, we completed our IPO. Our registration statement on Form S-1 (File No. 333-262296) relating to the IPO was declared effective by the SEC on October 8, 2023. We issued 1,875,000 common shares at a price of $4.00 per share for aggregate net cash proceeds of $5.8 million, after deducting underwriting discounts and commissions and other offering related costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. WestPark Capital, Inc., or the Representative, acted as sole book running manager of the offering and as representative of the underwriters.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus, dated October 8, 2023, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

 None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucy Scientific Discovery Inc.

Date: March 17, 2023	By:	/s/ Christopher McElvany
Christopher McElvany
President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2023	By:	/s/ Brian Zasitko
Brian Zasitko
Chief Financial Officer (Principal Financial Officer)