Form 10-Q
period 2023-03-31
Lucy Scientific Discovery, Inc.
filed 2023-05-10
CIK 1865127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2023, there were 16,341,411 common shares of the registrant issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US Dollars, except share amounts)

(unaudited)

	March 31, 2023	June 30, 2022
	$	$
ASSETS
Current assets
Cash	3,425,537	53,379
Prepaid expenses and deposits	1,441,985	185,723
Other assets – GST receivable	40,084	13,232
Digital assets	—	34,106
Deferred financing costs, current	895,504	1,612,228
Total current assets	5,803,110	1,898,668

Non-current assets
Deferred financing costs, noncurrent	—	1,869,969
Property, plant, and equipment	843,500	843,500
Prepaid expenses and deposits, noncurrent	1,706,348	—
Right of use asset	1,030,441	—
Long-term deposits	18,473	19,401
TOTAL ASSETS	9,401,872	4,631,538

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	813,610	2,814,532
Convertible notes, current	—	825,707
Due to related parties	870,691	1,775,372
Notes payable – related parties	—	305,082
Notes payable, current	59,115	—
Lease liability, current	326,584	89,396
Total current liabilities	2,070,000	5,810,089

Non-current liabilities
Convertible notes, noncurrent	—	2,972,161
Lease liability, noncurrent	1,374,833	571,062
Notes payable, noncurrent	—	56,176
TOTAL LIABILITIES	3,444,833	9,409,488

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, no par value; unlimited shares authorized; 16,341,411 and 10,443,560 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	47,730,727	30,790,410
Accumulated deficit	(41,838,698)	(35,427,342)
Accumulated other comprehensive gain (loss)	65,010	(141,018)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,957,039	(4,777,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	9,401,872	4,631,538

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars, except share numbers)

(unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
	$	$	$	$
Selling, general and administrative expense	2,387,997	1,102,940	3,665,090	2,580,947
Total expenses	2,387,997	1,102,940	3,665,090	2,580,947

Other expense (income)
Interest expense	535,627	567,140	1,564,126	1,639,749
Loss on debt settlement	1,182,188	—	1,182,188	—
Change in fair value of warrant liability	—	—	—	322,226
Other income	(4)	—	(48)	—
Total other expense (income)	1,717,811	567,140	2,746,266	1,961,975

Income tax expense	—	—	—	—
Net loss	(4,105,808)	(1,670,080)	(6,411,356)	(4,542,922)
Foreign exchange translation adjustment, net of tax of $nil	(93,635)	(46,620)	206,028	99,401
Comprehensive loss	(4,199,443)	(1,716,700)	(6,205,328)	(4,443,521)

Net loss per common share
Basic and diluted	(0.30)	(0.16)	(0.56)	(0.57)

Weighted average number of common shares outstanding
Basic and diluted	13,634,406	10,245,305	11,491,648	8,008,568

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS DEFICIT

(Expressed in US Dollars, except share numbers)

(unaudited)

	For The Nine Months Ended March 31, 2023:
	Class A voting common shares		Class B non-voting common shares		Common shares			Accumulated Other
	Number of	Paid-in	Number of	Paid-in	Number of	Paid-in	Accumulated	Comprehensive	Total
	shares	capital	shares	capital	shares	capital	deficit	income (loss)	Deficit
		$		$		$	$	$	$
Balance, June 30, 2022	—	—	—	—	10,443,560	30,790,410	(35,427,342)	(141,018)	(4,777,950)
Translation adjustment	—	—	—	—	—	—	—	400,780	400,780
Net loss	—	—	—	—	—	—	(1,371,741)	—	(1,371,741)
Balance, September 30, 2022	—	—	—	—	10,443,560	30,790,410	(36,799,083)	259,762	(5,748,911)
Translation adjustment	—	—	—	—	—	—	—	(101,117)	(101,117)
Net loss	—	—	—	—	—	—	(933,807)	—	(933,807)
Balance, December 31, 2022	—	—	—	—	10,443,560	30,790,410	(37,732,890)	158,645	(6,783,835)
Shares issued on initial public offering	—	—	—	—	1,875,000	7,500,000	—	—	7,500,000
Shares issued for conversion of convertible notes	—	—	—	—	1,932,006	4,307,115	—	—	4,307,115
Shares issued for settlement of notes payable – related party	—	—	—	—	36,962	88,707	—	—	88,707
Shares issued for settlement of accounts payable	—	—	—	—	613,513	2,147,296	—	—	2,147,296
Shares issued for settlement of due to related parties	—	—	—	—	461,203	1,614,212	—	—	1,614,212
Shares issued for consulting agreements	—	—	—	—	875,000	2,821,875	—	—	2,821,875
Shares issued as donation	—	—	—	—	104,167	257,032	—	—	257,032
Shares to be issued for consulting agreement	—	—	—	—	—	457,844	—	—	457,844
Share issuance costs	—	—	—	—	—	(2,253,764)	—	—	(2,253,764)
Translation adjustment	—	—	—	—	—	—	—	(93,635)	(93,635)
Net loss	—	—	—	—	—	—	(4,105,808)	—	(4,105,808)
Balance, March 31, 2023	—	—	—	—	16,341,411	47,730,727	(41,838,698)	65,010	5,957,039

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS DEFICIT

(Expressed in US Dollars, except share numbers)

(unaudited)

	For The Nine Months Ended March 31, 2022:
	Class A voting common shares		Class B non-voting common shares		Common shares			Accumulated Other
	Number of	Paid-in	Number of	Paid-in	Number of	Paid-in	Accumulated	Comprehensive	Total
	shares	capital	shares	capital	shares	Capital	deficit	income (loss)	Deficit
		$		$		$	$	$	$
Balance, June 30, 2021	1	—	6,476,753	23,568,439	—	—	(29,571,226)	(353,302)	(6,356,089)
Translation adjustment	—	—	—	—	—	—	—	134,778	134,778
Net loss	—	—	—	—	—	—	(1,340,057)	—	(1,340,057)
Balance, September 30, 2021	1	—	6,476,753	23,568,439			(30,911,283)	(218,524)	(7,561,368)
Share reorganization	(1)	—	(6,476,753)	(23,568,439)	6,476,753	23,568,439	—	—
Reclassification of warrants	—	—	—	—	—	6,392,476	—	—	6,392,476
Shares issued for exercise of warrants	—	—	—	—	3,477,919	48,866	—	—	48,866
Shares issued for conversion of convertible notes	—	—	—	—	185,138	314,016	—	—	314,016
Share purchase options	—	—	—	—	—	20,922	—	—	20,922
Translation adjustment	—	—	—	—	—	—	—	11,243	11,243
Net loss	—	—	—	—	—	—	(1,532,785)	—	(1,532,785)
Balance, December 31, 2021	—	—	—	—	10,139,810	30,344,719	(32,444,068)	(207,281)	(2,306,630)
Shares issued for consulting agreements	—	—	—	—	127,819	216,695	—	—	216,695
Shares issued for share purchase option exercise	—	—	—	—	175,931	39,346	—	—	39,346
Share purchase options	—	—	—	—	—	121,304	—	—	121,304
Translation adjustment	—	—	—	—	—	—	—	(46,620)	(46,620)
Net loss	—	—	—	—	—	—	(1,670,080)	—	(1,670,080)
Balance, March 31, 2022	—	—	—	—	10,443,560	30,722,064	(34,114,148)	(253,901)	(3,645,985)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(unaudited)

	For the nine months ended March 31,
	2023	2022
	$	$
Operating activities
Net loss	(6,411,356)	(4,542,922)
Items not involving cash:
Amortization expense	73,644	—
Interest expense	1,564,126	1,639,749
Amortization of debt discount	5,715	7,414
Loss on debt settlement	1,182,188	—
Shares issued for services	130,725	—
Shares issued as donation	257,032	—
Shares to be issued for consulting agreement	457,844	—
Share-based payments	—	142,226
Change in fair value of warrant liability	—	322,226
Unrealized foreign exchange transaction adjustment	132,113	—
Changes in non-cash working capital:
Prepaid expenses and long-term deposits	(4,121)	63,602
Other assets – GST receivable	(27,786)	(35,266)
Accounts payable and accrued liabilities	179,089	189,408
Lease liability	(226,456)	(67,903)
Due to related parties	281,467	261,532
Net cash flows used in operating activities	(2,405,776)	(2,019,934)

Investing activities
Deposit on Wesana acquisition	(300,000)	—
Sale of digital assets	34,106	—
Purchase of digital assets	—	(33,365)
Net cash used in investing activities	(265,894)	(33,365)

Financing activities
Proceeds from initial public offering	7,500,000	—
Net proceeds from Convertible Notes	340,000	2,829,500
Net proceeds from exercise of Warrants	—	48,866
Net proceeds from exercise of Options	—	39,346
Repayment of notes payable – related parties	(207,236)
Deferred share issuance costs	(1,441,625)	(756,419)
Net cash flows provided by financing activities	6,191,139	2,161,293
Effect of foreign exchange on cash	(147,311)	9,539
(Decrease) increase in cash	3,372,158	117,533
Cash, beginning of period	53,379	246,030
Cash, end of period	3,425,537	363,563

Supplemental disclosures of cash flow information:
Interest paid in cash	—	—
Income taxes paid in cash	—	—

Non-Cash activities for investing and financing activities:
Deferred offering costs accrued but unpaid	—	492,270
Reclassification of warrants to share capital	—	6,392,476
Renewal of lease	1,144,349	—
Shares issued for settlement of accounts payable	2,147,296	—
Shares issued for settlement of due to related parties	1,614,212	—
Shares issued for conversion of convertible notes	4,307,115	314,016
Shares issued for conversion of notes payable – related parties	88,707	—

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

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

●

LSDI Manufacturing Inc. — On June 29, 2017, the Company incorporated LSDI Manufacturing Inc. (“LMI”), under the Business Corporations Act (British Columbia) for the purposes of cannabis extraction and manufacturing of adult-use and pharmaceutical products. LMI held a Health Canada Processor’s License under the Cannabis Act but has never engaged in plant-touching activities up to the date the Board of Directors approved these financial statements. On August 10, 2021, the Health Canada Standard Processor’s License was voluntarily withdrawn by LMI with the revocation effective September 3, 2021. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. The Dealer’s Licence, which we hold through one of our wholly-owned subsidiaries, authorizes us to develop and produce (through cultivation, extraction or synthesis) certain restricted substances. The Company intends to develop and produce these restricted substances as pharmaceutical-grade active pharmaceutical ingredients and their raw material.

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim balance sheet as of June 30, 2022, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements as of and for the three and nine months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) regarding interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures in these unaudited condensed consolidated interim financial statements, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at March 31, 2023, the Company’s operating results for the three and nine months ended March 31, 2023 and 2022, and the Company’s cash flows for the nine months ended March 31, 2023 and 2022. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2022. The condensed consolidated interim financial statements include the accounts of the Company and our subsidiaries in which we have controlling financial interest. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Liquidity

Our principal sources of liquidity at March 31, 2023 consisted of cash on hand, future cash anticipated to be generated from operations, and a line of credit. Until the 12 month anniversary of the completion of the IPO, we are unable to utilize Form S-3 to sell additional securities, which will limit our liquidity options in the capital markets.

As described in "Note 10 – Line of Credit," on November 5, 2020, the Company established a line of credit of $4,932,388 (CAD$6,675,000). The Company may draw up to $369,467 (CAD$500,000) per quarter under the line of credit until maturity in November 2023.

During the nine months ended March 31, 2023, the Company used cash in operations of $2,405,776. The historical operating results raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after issuing these financial statements in the absence of management’s plans to improve the Company’s liquidity. Management’s plans to address this matter include a planned product launch that is expected to generate revenues and improve operating cash flows. In light of the foregoing, substantial doubt regarding the Company’s ability to continue as a going concern has been raised, but is currently alleviated by management’s plans.

We believe that our cash on hand and future cash anticipated to be generated from operations will be sufficient to fund our working capital and capital expenditure requirements, as well as our debt repayments and other liquidity requirements associated with our existing operations, for at least the next twelve months.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the own stock scope exception and certain aspects of the earnings-per-share guidance. The amendments are effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for after December 15, 2020. The adoption of ASU 2020-06 had no impact on the Company’s condensed consolidated interim financial statements.

NOTE 3 — PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following:

	March 31, 2023	June 30, 2022
	$	$
Advertising (a)	2,187,500	—
Consulting (b)	611,206	133,910
Deposit (c)	300,000	—
Insurance	46,691	8,020
Other	2,936	43,793
Total	3,148,333	185,723
Current portion	1,441,985	185,723
Non-current portion	1,706,348	—

(a)

The Company entered into a strategic investment agreement with Hightimes Holding Corp., (“HHC”), 1252240 BC LTD, a wholly owned subsidiary of HHC, and Trans-High Corporation, a wholly-owned subsidiary of HHC, pursuant to which HHC granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common shares (Note 11).

(b)	The Company issued 250,000 common shares pursuant to a two-year marketing agreement (Note 11).

(c)	On March 20, 2023, we entered into a definitive asset purchase agreement with Wesana Health Holdings Inc. (“Wesana”) for the purchase of Wesana’s SANA-013 intellectual property and related assets for consideration of 1,000,000 common shares of the Company and $570,000 in cash. The Company advanced $300,000 in cash pursuant to the definitive asset purchase agreement. The remaining consideration of 1,000,000 common shares and $270,000 in cash is due on closing.

NOTE 4 — DIGITAL ASSETS

During the nine months ended March 31, 2023, the Company sold approximately 34,106 Tether for $34,106 in cash.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

On February 25, 2021, the Company entered an agreement whereby the Company acquired certain equipment for consideration of 990,741 Class B common non-voting shares with a fair value of $1,687,032 (CAD$2,140,000). At the time of acquisition, the equipment had a fair value of $843,500. The excess of fair value of the Class B common non-voting shares above the fair value of the equipment of $843,532 was recorded as compensation expense within selling, general and administrative expenses. The equipment is not in use and therefore no depreciation has been taken for the nine months ended March 31, 2023 and 2022.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2023	June 30, 2022
	$	$
Trade payables (a)	791,442	2,419,118
Vacation accrual	—	23,225
Accrued liabilities	22,168	372,189
	813,610	2,814,532

(a)

The Company entered into debt settlement and subscription agreements with various vendors under which trade payables with a face value of $1,472,422 (CAD$1,977,316) as at February 13, 2023 were settled upon initial public offering (“IPO”) through the issuance of 613,513 common shares (Note 11) resulting in a non-cash loss on debt settlement of $674,864.

NOTE 7 — RIGHT OF USE ASSET AND LEASE LIABILITY

The lease liability relates to a Warehouse Lease. The lease commenced on August 1, 2017 with an initial term of 5 years expiring on July 31, 2022. On August 1, 2022, the Company exercised its option to renew for 5 years. The new term starts on August 1, 2022 and ends on July 31, 2027, with an option to extend the lease for an additional five years. The renewal option needs to be exercised no less than six months from the expiry date. As of lease renewal, the Company anticipated exercising the option to renew and as such has determined the lease term to be 10 years in determining the lease liability. The discount rate used was 16%, equivalent to the interest rate the Company would incur to borrow funds equal to the future lease payments on a collateralized basis over a similar term and in a similar economic environment. As a result, the Company increased its right-of-use asset by $1,144,349 and lease liability by $1,144,349 related to the Warehouse Lease on August 1, 2022. During the three and nine months ended March 31, 2023, the Company recorded amortization expense of $27,617 and $74,410, respectively (three and nine months ended March 31, 2022- $nil and $nil, respectively) with respect to the right of use asset.

Leases with an initial term of less than 12 months are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The long-term deposit of $18,473 (CAD$25,000) relates to a security deposit on the Warehouse Lease which is expected to be returned to the Company at the completion of the lease, including renewal periods.

The maturity of the lease liability is as follows:

For the years ended June 30,	Amount
$
2023	78,380
2024	331,483
2025	369,040
2026	408,230
2027	429,458
Thereafter	1,603,529
Total lease payments	3,220,120
Less: Unamortized interest	(1,518,703)
Total lease liability	1,701,417

NOTE 8 — NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTIES

The Company entered into debt settlement and subscription agreements with a related party under which notes payable with a face value of $88,707 (CAD$119,125) as at February 13, 2023 were settled upon IPO through the issuance of 36,962 common shares (Note 11). In addition, the Company made payments of $207,236 (CAD$280,735) to settle the remaining note payable with a related party. The Company had no continuing obligation with respect to the note payable – related parties.

The following table summarizes the future principal repayments required on the Company’s notes payable:

For the years ended June 30,	Amount
$
2023	—
2024	59,115
Total notes payable	59,115

NOTE 9 — CONVERTIBLE NOTES

During the nine months ended March 31, 2023, the Company issued unsecured convertible notes with a face value of $340,000 which bear an interest rate of 8% per annum. The convertible notes are convertible into common shares at a 40% discount to the price of an initial public offering and mature between August 24, 2024 and December 28, 2024. During the three and nine months ended March 31, 2023, the Company incurred interest expense of $36,939 and $167,640, respectively (three and nine months ended March 31, 2022 — $71,300 and $143,955, respectively) with respect to the convertible notes.

Convertible notes of $3,919,500 plus $387,615 accrued interest were converted into common shares on February 13, 2023 (Note 11). The Company had no continuing obligation with respect to the convertible notes.

NOTE 10 — LINE OF CREDIT

On November 5, 2020, the Company established a line of credit of $4,932,388 (CAD$6,675,000). The line of credit is secured by the Company’s assets, bears an interest rate of 8% per annum and matures on November 5, 2023. The Company may draw up to $369,467 (CAD$500,000) per quarter under the line of credit. Pursuant to entering the line of credit, the Company issued the lender warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.60 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The warrants were valued at $4,775,535 and recorded as deferred financing costs to be recognized over the term of the line of credit. During the three and nine months ended March 31, 2023 the Company recorded interest expense of $386,970 and $1,152,010, respectively (three and nine months ended March 31, 2022 - $406,343 and $1,230,565, respectively) related to the warrants.

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

Following is a summary of the Company’s warrant liability for the nine months ended March 31, 2023:

	March 31, 2023	March 31, 2022
	$	$
Balance, beginning of period	—	6,192,883
Warrants reclassified to share capital	—	(6,392,476)
Change in fair value of warrant liability	—	322,226
Unrealized foreign exchange gain	—	(122,633)
Balance, end of period	—	—

NOTE 11 — STOCKHOLDERS’ EQUITY

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

Common Stock Issuances and Transfers

The Company plans to issue its Chief Executive Officer an award with respect to the number of the Company’s common shares equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO, which award shall be fully vested at the time of issuance.

During the nine months ended March 31, 2023, the Company had the following common stock transactions:

On January 16, 2023, we entered into a strategic investment agreement with HHC, 1252240 BC LTD, a wholly owned subsidiary of HHC, and Trans-High Corporation, a wholly-owned subsidiary of HHC, pursuant to which HHC granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common shares.

On February 13, 2023, the Company closed its IPO of 1,875,000 of the Company’s common shares at a public offering price of $4.00 per share. The gross proceeds from the IPO were $5.8 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company.

On February 13, 2023, the convertible notes in the aggregate principal amount of $4,307,115 were automatically converted into 1,932,006 common shares.

On February 13, 2023, the related party notes payable in the aggregate amount of $88,707 were automatically converted into 36,962 common shares pursuant to a settlement and subscription agreement.

On February 13, 2023, accounts payable and due to certain related parties in the aggregate amount of $2,579,320 were automatically converted into 1,074,716 common shares pursuant to settlement and subscription agreements.

On February 13, 2023, the Company issued 250,000 common shares pursuant to a two-year marketing agreement.

On February 13, 2023, the Company issued 104,167 common shares pursuant to a donation to the Austin Community Foundation.

During the nine months ended March 31, 2022, the Company had the following common stock transactions:

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

On February 15, 2022, the Company issued 127,819 common non-voting shares with a fair value of $216,695 pursuant to consulting agreements.

On March 9, 2022, the Company issued 175,931 common non-voting shares pursuant the exercise of share purchase options.

Share Purchase Options

The Company’s board of directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which became effective upon the effectiveness of the registration statement filed in connection with the IPO on February 8, 2023. Since February 8, 2023, the Company has not granted any awards under the 2021 Plan. The maximum number of common shares that may be issued in respect of awards under the 2021 Plan is equal to 2,172,279 or 15% of the common shares (on a fully diluted basis) on the day immediately following the initial public offering of the Company. The Company may issue share purchase options, restricted stock units or stock appreciation rights.

The following is a summary of the changes in the 2019 Equity Incentive Plan during the nine months ended March 31, 2023 and 2022:

	Number of options		Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2021	464,293		2.01 (CAD2.59)	2.63	276,294
Granted	166,667	(1)	1.69 (CAD2.16)	1.50	—
Exercised	(175,931)		0.23 (CAD0.29)	—	(276,294)
Balance at March 31, 2022	455,029		2.66 (CAD3.32)	2.13	—

Balance at June 30, 2022	621,697		2.34 (CAD3.01)	1.91	—
Expired	(60,582	)(2)(3)	2.44 (CAD3.30)	—	—
Balance at March 31, 2023	561,115		2.20 (CAD2.98)	1.57	—

(1)	On January 1, 2022, the Company issued 166,667 share purchase options to a consultant. The options have an exercise price of $1.69 (CAD$2.16) and expire on October 1, 2023. The options vested immediately.

(2)	On September 17, 2022, 54,266 share purchase options expired, unexercised.

(3)	On March 2, 2023, 6,315 share purchase options expired, unexercised.

During the three and nine months ended March 31, 2023, the Company recognized share-based payment expense of $nil and $nil, respectively (three and nine months ended March 31, 2022 - $81,892 (CAD$103,810) and $102,814 (CAD$130,177)) related to vested share purchase options. As at March 31, 2023, total unrecognized share-based payment expense related to the outstanding share purchase options was $nil.

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

In addition to the options discussed above, the Company plans to issue 2,114,751 share purchase options to various officers, executive chairman, and directors. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of the IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 44,057 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through March 31, 2023 with respect to these options.

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

The following is a summary of the warrants for the nine months ended March 31, 2023 and 2022:

	Number of options	Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2021	3,906,209	0.61 (CAD0.76)	4.35	4,321,401
Exercised	(3,477,919)	0.015 (CAD0.018)	—	(4,321,401)
Balance at March 31, 2022	428,290	1.69 (CAD2.16)	3.60	—

Balance at June 30, 2022	428,290	1.58 (CAD2.16)	3.35	—
Balance at March 31, 2023	428,290	1.60 (CAD2.16)	2.60	—

On December 8, 2021 the Company reclassified 3,906,209 warrants valued at $6,392,476 to share capital as the exercise price became fixed for the remaining warrants outstanding since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price.

The Company applied the following assumptions in the Black-Scholes option pricing model:

	December 8, 2021	June 30, 2021
	$	$
Expected life warrants (years)	—	4.10
Expected volatility	—	100%
Expected dividend yield	—	0%
Risk-free interest rate	—	0.34%
Black-Scholes value of each warrant	—	$0.80 (CAD $1.08)

NOTE 12 — RELATED PARTY TRANSACTIONS

Included under due to related parties on our consolidated balance sheet as of March 31, 2023 is $870,691 (June 30, 2022 - $1,775,372) that relates to wages, short-term benefits and contracted services for key management personnel. The amounts are unsecured and non-interest bearing. On February 13, 2023, due to certain related parties in the aggregate amount of $1,106,877 were automatically converted into 461,203 common shares on completion of the IPO pursuant to settlement and subscription agreements resulting in a non-cash loss on debt settlement of $507,324.

On December 31, 2018, the Company issued a note payable of $144,666 (CAD$200,000) to a director and stockholder of the Company. The note bears interest of 21% per annum, is unsecured and is repayable 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the nine months ended March 31, 2023, the Company incurred interest expense of $2,655 (CAD$3,500) (March 31, 2022 - $6,239 (CAD$7,875) with respect to the note payable. The Company entered into a debt settlement and subscription agreement with the director and stockholder under which the note payable was settled on February 13, 2023 through the issuance of 36,962 common shares (Note 11). The Company has no continuing obligation with respect to the note.

During the year ended June 30, 2019, the Company issued a series of notes payable totalling $245,768 (CAD $330,000) to a director and stockholder of the Company. The note bears interest of 2% per annum, is unsecured and repayable 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the nine months ended March 31, 2023, the Company incurred an interest expense of $2,512 (CAD$3,356) (March 31, 2022 - $3,063 (CAD$3,866)). During the nine months ended March 31, 2023, the Company made full repayment of the note of $207,236 (CAD$280,735) (three and nine months ended March 31, 2022 — payments of $nil and $nil, respectively). The Company has no continuing obligation with respect to the note.

On February 25, 2021, the Company entered an agreement whereby the Company acquired certain equipment from the current CEO for consideration of 990,741 Class B common shares with a fair value of $1,687,032 (CAD$2,140,000) (Note 5).

On February 25, 2021, the Company issued a $500,000 convertible note at 8% interest rate to the CEO of the Company. The convertible note matured on August 25, 2021. The note was modified subsequent to June 30, 2021 whereby the maturity was extended to February 25, 2022. The note is convertible at the option of the holder into common shares at a conversion price of $1.59 (CAD$2.16) per share. During the nine months ended March 31, 2023, the Company incurred an interest expense of $22,450 (nine months ended March 31, 2022 - $21,060) with respect to this note. On February 13, 2023, the convertible note of $500,000 plus accrued interest of $78,575 were converted into 366,187 common shares. The Company has no continuing obligation with respect to the convertible note.

Following closing of the IPO, the Company plans to issue to its Chief Executive Officer an award with respect to the number of the Company’s common shares equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO, which award shall be fully vested at the time of issuance.

The Company plans to issue 2,114,751 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 43,319 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through March 31, 2023 with respect to these options.

NOTE 13 — FINANCIAL INSTRUMENTS

The Company has established a fair value hierarchy that reflects the significance of inputs of valuation techniques used in making fair value measurements as follows:

●	Level 1: quoted prices in active markets for identical assets or liabilities;

●	Level 2: inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. from derived prices); and

●	Level 3: inputs for the asset or liability that are not based on observable market data.

The Company’s financial assets and financial liabilities are measured at amortized cost. As at March 31, 2023 and June 30, 2022 the carrying value of the cash, other assets - GST receivable, accounts payable and accrued liabilities and amounts due to related parties approximates the fair value due to the short-term nature of these instruments.

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

NOTE 14 — SUBSEQUENT EVENTS

On April 6, 2023, the Company’s Board of Directors approved a share repurchase program with authorization to repurchase up to 500,000 common shares. The Company may repurchase common shares from time to time through open market purchases, in privately negotiated transactions or by other means in accordance with federal securities laws. The exact number of shares of Common Stock to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.

On May 1, 2023, the Company’s issued 30,000 share purchase options to a consultant. The share purchase options have an exercise price of $1.25, vest immediately, and expire on May 1, 2026.

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

Since our inception, we have devoted substantially all of our resources to establishing our 25,000 square foot manufacturing and research facilities, which are located near Victoria, British Columbia, researching potential products related to psychotropics-based therapies, pursuing the approval of our Dealer’s Licence from Health Canada, organizing and staffing our company, developing our business strategy, establishing our intellectual property portfolio, raising capital and engaging in other general and administrative activities to support and expand these efforts. To date, we have financed our operations primarily with proceeds from the sales of our common shares, convertible and non-convertible promissory notes, and from a bridge loan agreement. Until such time as we can generate significant revenue from our contract manufacturing and research services, as to which no assurance can be given, we expect to finance our cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on commercially reasonable terms, or at all.

We have incurred net losses in each year since inception. Our net loss was $6,411,356 for the nine months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $41,838,698 and we had cash and cash equivalents of $3,425,537. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our research efforts, the expansion of our product and research offerings and the timing of our other operating activities. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. We expect to incur increased expenses as we:

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

Recent Developments

On January 16, 2023, we entered into a strategic investment agreement, or the Strategic Investment Agreement, with Hightimes Holding Corp., or HHC, 1252240 BC LTD, a wholly-owned subsidiary of HHC, and Trans-High Corporation, a wholly-owned subsidiary of HHC, pursuant to which HHC granted to us $833,333 of annual advertising and marketing credits, or Advertising Credits, for three consecutive years, in exchange for 625,000 of our common shares. The Advertising Credits enable us to advertise (i) on all HHC publications, including the HHC print and website publications, and (ii) at all festivals and events conducted by HHC. Unless earlier terminated pursuant to the terms of the Strategic Investment Agreement, the Strategic Investment Agreement will terminate on December 31, 2025, which term may be extended by the parties to the Strategic Investment Agreement upon such terms and conditions as the parties may mutually agree. Paul Abramowitz, one of our directors, is the stepfather of the Executive Chairman of HHC. Mr. Abramowitz’s biological son is a beneficial owner of Roma Ventures, LLC, or Roma Ventures, an entity that owns approximately 6.00% of our issued and outstanding common shares. Benjamin Windle is the investment manager of Roma Ventures and has sole voting and investment control with respect to our common shares held by the Roma Ventures. Each of the Executive Chairman of HHC, Mr. Abramowitz and Roma Ventures are shareholders of HHC.

On February 13, 2023, we completed our IPO. Our registration statement on Form S-1 (File No. 333-262296) relating to the IPO was declared effective by the SEC on February 8, 2023. We issued 1,875,000 common shares at a price of $4.00 per share for aggregate net cash proceeds of $5.8 million, after deducting underwriting discounts and commissions and other offering related costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. WestPark Capital, Inc. acted as sole book running manager of the offering and as representative of the underwriters.

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

On March 20, 2023, we entered into a definitive asset purchase agreement with Wesana Health Holdings Inc. (“Wesana”) for the purchase of Wesana’s SANA-013 intellectual property and related assets for consideration of 1,000,000 common shares of the Company and $570,000 in cash (the “Transaction”). The Transaction provides an opportunity for the continued development of SANA-013 through the next phases of the US FDA regulatory process and for the Company to have economic exposure to any positive advancements in any such future research and development efforts by Lucy. The Transaction is expected to close in Q2 2023, subject to and following the satisfaction (or waiver as permitted) of the conditions precedent to the Transaction.

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

We did not incur research and development expenses during the nine months ended March 31, 2022 and 2022 as we focused on establishing our 25,000 square foot manufacturing and research facilities, pursuing the approval of our Dealer’s Licence from Health Canada, organizing and staffing our company and developing our business strategy. We expect to routinely incur significant research and development expenses over the next several years as we develop pharmaceutical-grade psychotropic products, including advancements in existing API production and formulation projects, as well as in IP and critical patent capture programs. The process of researching and developing psychotropic compounds and APIs is costly and time-consuming. Our research and developments costs may vary significantly based on, and our actual probability of commercial success for our psychedelic products may be affected by, a variety of factors, including, without limitation:

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

Change in fair value of warrant liability

Change in fair value of warrant liability consist of a non-cash change in the fair value of 3,906,209 warrants. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018). The warrants were classified as a derivative liability due to the variable nature of the exercise price. On December 8, 2021, the Company reclassified the 3,906,209 warrants valued at $6,392,476 from warrant liability to share capital as the exercise price became fixed for the warrants outstanding, since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price. Also, on December 8, 2021, the Company issued 3,477,919 common shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD $0.018) per warrant.

Foreign Currency Translation Adjustment

The amount of foreign currency translation adjustment will fluctuate from period to period with changes in foreign exchange rates between Canadian dollars and U.S. dollars.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

For the three months ended March 31:	2023	2022
	$	$
Selling, general and administrative expense	2,387,997	1,102,940
Total expenses	2,387,997	1,102,940

Other expense (income)
Interest expense	535,627	567,140
Loss on debt settlement	1,182,188	—
Other income	(4)	—
Net loss	(4,105,808)	(1,670,080)
Foreign currency translation adjustment	(93,635)	(46,620)
Comprehensive loss	(4,199,443)	(1,716,700)

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,387,997 for the three months ended March 31, 2023, compared to $1,102,940 for the three months ended March 31, 2022. The increase is attributable to increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. Included in selling, general and administrative expenses for the three months ended March 31, 2023 was $793,763 in non-cash expense related to the issuance of common shares for consulting services, donation to the Austin Community Foundation, and shares to be issued to a consultant.

Interest expense. Interest expense was $535,627 for the three months ended March 31, 2023, compared to interest expense of $567,140 for the three months ended March 31, 2022. During the three months ended March 31, 2023, interest expense included $386,970 related to warrants issued in connection with the line of credit. During the three months ended March 31, 2022, interest expense included $406,343 related to the warrants issued in connection with the line of credit.

Loss on debt settlement. Loss on debt settlement was $1,182,188 for the three months ended March 31, 2023 related to the issuance of 613,513 common shares as settlement of trade payables on IPO and 461,213 common shares issued as settlement of due to related parties on IPO. These common shares were issued at a 40% discount to IPO resulting in a non-cash loss on debt settlement. During the three months ended March 31, 2022, loss on debt settlement was $nil.

Other income. Other income was $4 for the three months ended March 31, 2023, compared to other income of $nil for the three months ended March 31, 2022.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was a loss of $93,635 for the three months ended March 31, 2023, compared to a loss of $46,620 for the three months ended March 31, 2022. The increase in net loss is due to the strengthening of the US Dollar relative to the Canadian Dollar.

Comparison of the Nine Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

For the nine months ended March 31:	2023	2022
	$	$
Selling, general and administrative expense	3,665,090	2,580,947
Total expenses	3,665,090	2,580,947

Other expense (income)
Interest expense	1,564,126	1,639,749
Loss on debt settlement	1,182,188	—
Change in fair value of warrant liability	—	322,226
Other income	(48)	—
Net loss	(6,411,356)	(4,542,922)
Foreign currency translation adjustment	206,028	99,401
Comprehensive loss	(6,205,328)	(4,443,521)

Selling, general and administrative expenses. Selling, general and administrative expenses were $3,665,090 for the nine months ended March 31, 2023, compared to $2,580,947 for the nine months ended March 31, 2022. The increase is attributable to increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. Included in selling, general and administrative expenses for the nine months ended March 31, 2023 was $845,601 in non-cash expense related to the issuance of common shares for consulting services, donation to the Austin Community Foundation, and shares to be issued to a consultant.

Interest expense. Interest expense was $1,564,126 for the nine months ended March 31, 2023, compared to interest expense of $1,639,749 for the nine months ended March 31, 2022. During the nine months ended March 31, 2023, interest expense included $1,152,010 related to the warrants issued in connection with the line of credit. During the nine months ended March 31, 2022, interest expense included $1,230,565 related to the warrants issued in connection with the line of credit.

Loss on debt settlement. Loss on debt settlement was $1,182,188 for the nine months ended March 31, 2023 related to the issuance of 613,513 common shares as settlement of trade payables on IPO and 461,213 common shares issued as settlement of due to related parties on IPO. These common shares were issued at a 40% discount to IPO resulting in a non-cash loss on debt settlement. During the nine months ended March 31, 2022, loss on debt settlement was $nil.

Change in fair value of warrant liability. Change in fair value of warrant liability was $nil for the nine months ended March 31, 2023, compared to $322,226 for the nine months ended March 31, 2022. On December 8, 2021, the Company reclassified the 3,906,209 warrants valued at $6,392,476 from warrant liability to share capital as the exercise price became fixed for the warrants outstanding, since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price. Also on December 8, 2021, the Company issued 3,477,919 common shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD $0.018) per warrant.

Other income. Other income was $48 for the nine months ended March 31, 2023, compared to other income of $nil for the nine months ended March 31, 2022.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was income of $206,028 for the nine months ended March 31, 2023, compared to income of $99,401 for the nine months ended March 31, 2022.

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

Our comprehensive loss was $6,205,328 for the nine months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $41,838,698 and cash of $3,425,537. The gross proceeds from the IPO were $7.5 million and the net proceeds were approximately $5.8 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Our primary use of cash is to fund operating expenses, which consist primarily of selling, general and administrative expenditures and expenditures for research and development activities when liquidity permits. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Our strategy for managing liquidity over the long-term is based on achieving positive cash flows from operations to internally fund operating and capital requirements. We continually monitor factors that may affect our liquidity. These factors include research and development costs, operating costs, capital costs, income tax refunds, foreign currency fluctuations, seasonality, market immaturity and a highly fluid environment related to state and federal law passage and regulations.

Despite the risks and uncertainties, management believes that we will have sufficient working capital to meet our liquidity needs through twelve months from the issuance date of the financial statements included in this Quarterly Report. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Working Capital

At March 31, 2023 and June 30, 2022, we had a working capital of $3,733,110 and a working capital deficiency of $3,911,421, respectively, as follows:

As of:	March 31, 2023	June 30, 2022
	$	$
Cash	3,425,537	53,379
Prepaid expenses and deposits	1,441,985	185,723
Other assets – GST receivable	40,084	13,232
Digital assets	—	34,106
Deferred financing costs, current	895,504	1,612,228
Total current assets	5,803,110	1,898,668
Accounts payable and accrued liabilities	813,610	2,814,532
Convertible notes, current	—	825,707
Due to related parties	870,691	1,775,372
Notes payable – related parties	—	305,082
Notes payable, current	59,115	—
Lease liability, current	326,584	89,396
Total current liabilities	2,070,000	5,810,089
Working capital (deficiency)	3,733,110	(3,911,421)

Cash Flows

Comparison of the Nine Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

Net cash provided by (used in)	March 31, 2023	March 31, 2022
	$	$
Operating activities	(2,405,776)	(2,019,934)
Investing activities	(265,894)	(33,365)
Financing activities	6,191,139	2,161,293
Effect of exchange rate changes on cash	(147,311)	9,539
Cash, beginning of period	53,379	246,030
Cash, end of period	3,425,537	363,563

Operating Activities

Cash used in operating activities during the nine months ended March 31, 2023 was $2,405,776. The cash used in operating activities is attributable to the following:

●

Net loss of $6,411,356 due primarily to spend on selling, general and administrative expenses and non-cash interest expense. Included in net loss are non-cash items of $3,803,387 for the nine months ended March 31, 2023.

●	Movements in prepaid expenses and deposits increased cash by $4,121 related to insurance payments.

●	Movements in other assets including GST receivable which decreased cash by $27,786 due to timing of receipt from the Canadian government.

●	Movements in accounts payable and accrued liabilities which increased cash by $179,089 due to timing of payments to vendors.

●	Movements in lease liability which decreased cash by $226,456 due to contractual lease payments.

●	Movements in due to related parties which increased cash by $281,467 due to deferral of payments for various related parties.

Cash used in operating activities during the nine months ended March 31, 2022 was $2,019,934. The cash used in operating activities is attributable to the following:

●

Net loss of $4,542,922 due primarily to spend on selling, general and administrative expenses and non-cash interest and change in fair value of warrant liability. Included in net loss are non-cash items of $2,111,615 for the nine months ended March 31, 2022.

●	Movements in prepaid expenses and deposits increased cash by $63,602.

●	Movements in other assets including GST receivable which decreased cash by $35,266 due to timing of receipt from the Canadian government.

●	Movements in accounts payable and accrued liabilities which increased cash by $189,408 due to timing of payments to vendors.

●	Movements in lease liability which decreased cash by $67,903 due to contractual lease payments.

●	Movements in due to related parties which increased cash by $261,532 due to deferral of payments for various related parties.

Investing Activities

Cash used in investing activities during the nine months ended March 31, 2023 was $265,894 related to an initial $300,000 deposit on the Wesana Transaction which was partially offset by the sale of digital assets.

Cash used in investing activities during the nine months ended March 31, 2022 was $33,365 related to the purchase of digital assets through funds received on issuance of convertible notes.

Financing Activities

Cash provided by financing activities for the nine months ended March 31, 2023 was $6,191,139, which was the result of funds raised from the initial public offering and issuance of convertible notes which were partially offset by deferred issuance costs and the repayment of related party notes payable.

Cash provided by financing activities for the nine months ended March 31, 2022 was $2,161,293, which was the result of funds raised from the issuance of convertible notes, exercise of warrants and exercise of options which was partially offset by deferred issuance costs.

Indebtedness

In February 2021, we issued a convertible promissory note in the amount of $500,000 to Downwind Investments, LLC, (“Downwind”). Christopher McElvany, our President and Chief Executive Officer, is the principal owner of Downwind. The convertible promissory note bears an interest rate of 8% per annum and matured on February 25, 2022 and maturity has been extended to the date of successful completion of our initial public offering. The outstanding principal amount and accrued interest under this convertible promissory note is convertible at the option of the holder into our common shares at a price of $1.58 per common share. On February 13, 2023, the closing date of our IPO, Mr. McElvany converted the outstanding principal amount of $500,000 and accrued interest of $78,575 under, this convertible promissory note into 366,187 of our common shares and the Company has no continuing obligation with respect to the convertible promissory note.

In November 2020, we entered into a credit agreement with Origo BC Holdings Ltd., (“the Origo Credit Agreement”). Under the Origo Credit Agreement, we obtained a line of credit in an aggregate principal amount of up to $4,869,775, of which we can request an advance of up to $364,777 in any calendar quarter. The Origo Credit Agreement has a term of three years, and all borrowings thereunder bear interest at a rate of 8% per annum. In the event of default, all outstanding indebtedness under the Origo Credit Agreement will bear interest at a rate of 15% per annum. As of March 31, 2023, there were no amounts outstanding under the Origo Credit Agreement.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the share purchase options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.

Common Stock Valuation

As there was no public market for our common stock prior to February 13, 2023, the estimated fair value of our common stock has been determined by our board of directors, with input from management based upon the most recent cash common share offering to arms’ length parties. In addition to considering the most recent cash arms’ length third party offering, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company has certain material weaknesses in internal controls as described below:

●	Company lacks an effective control environment as it is an early-stage company focused primarily on business risks rather than financial reporting risks;

●	Company has not formally implemented risk assessment controls;

●	Company has not formally implemented monitoring controls; and

●	Company lacks segregation of duties in several areas, and its review controls are not considered operating effectively due to historic misstatements.

Changes in Internal Control

We identified no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced operating losses and cash outflows from operations since incorporation and will require ongoing financing to continue our research and development and production activities. Our success is dependent upon our ability to finance our cash requirements to continue our activities. There may be a risk of default on these liabilities and other liabilities of our business if we cannot raise additional funds through the issuance of additional equity securities, through loan financing, or other means. Our comprehensive loss for the nine months ended March 31, 2023 and 2022 was $6.2 million and $4.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $41.8 million. We may incur operating losses for the next several years, and we may not achieve or sustain profitability in the foreseeable future.

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

As of March 31, 2023, we had cash and cash equivalents of approximately $3.4 million. We may need to raise additional capital, which cannot be assured. Moreover, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favourable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of March 31, 2023, we had promissory notes issued to certain related-party lenders with an aggregate outstanding principal amount and accrued interest in the amount of $0.1 million. We have also entered into a credit facility pursuant to which we can borrow up to $4.9 million. As of March 31, 2023, no amounts had been borrowed under the credit facility.

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

We operate our business in a relatively new industry and market. We believe that both regulators and the public have an increasing awareness and acceptance of this field. Nevertheless, psychedelics remain a controlled substance in Canada, the United States and most other jurisdictions and their use for research and therapeutic purposes remains highly regulated and narrow in scope. There is no assurance that the industry and market will continue to grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic manufacturing and medicines industry and market could have a material adverse effect on our business, financial condition and results of operations. We have committed and expect to continue committing significant resources and capital to develop our psychedelics manufacturing facilities, refine our product offerings and establish our contract research services program. As a category of products and services, medical-grade psychedelics, raw materials and psychedelics-derived active pharmaceutical ingredients, or API, and research into such substances represent relatively untested offerings in the marketplace, and we cannot provide assurance that psychedelics as a category, or that our products and services in particular, will achieve market acceptance. Moreover, as a relatively new industry, there are not many established players in the psychedelic-based medicines industry whose business model we can emulate. Similarly, there is little information about comparable companies available for potential investors to review in making a decision about whether to invest in our common shares.

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

The United States has a policy of prioritizing U.S. domestically-manufactured scheduled substances over foreign ones. The DEA establishes an aggregate production quota for Schedule I or II controlled substances based on the amount of Schedule I or II controlled substances necessary to be manufactured in or imported into the United States in a given year to provide for the estimated medical, scientific, research and industrial needs of the United States, for lawful export requirements, and for the establishment and maintenance of reserve stocks. Individual manufacturing quotas are issued to registered manufacturers who wish to manufacture a quantity of specific Schedule I or II controlled substances. Import permits are only granted if the DEA finds that the United States’ domestic supply of any controlled substance is inadequate for scientific studies or finds that competition among domestic manufacturers of the controlled substance is inadequate and will not be rendered adequate by the registration of additional manufacturers. The aggregate U.S. production quotas for psilocybin, psilocin, MDMA, and DMT among other psychedelics, were increased significantly in 2022. The DEA’s final aggregate production quotas for 2023 may be even higher. As a result of the increased quotas, DEA may register additional U.S. domestic manufacturers of the raw materials or APIs we manufacture, or increase individual manufacturing quotas for those raw materials or APIs. If DEA does increase U.S. domestic supply of the APIs we manufacture, our market share in the United States may be significantly decreased or eliminated, which would have a material and adverse impact on our business, financial condition and results of operations.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition and results of operations.

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

If we change the means by which we hold our bitcoin assets, the accounting treatment for our bitcoin may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our common shares. Bitcoin is a highly volatile asset that has traded below $20,000 per bitcoin and above $40,000 per bitcoin on the Coinbase exchange in the 12 months preceding the date of this Form 10-Q.

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

The issuance of common shares or other securities convertible into common shares could result in significant dilution in the equity interest of existing shareholders and adversely affect the market price of the common shares. In addition, in the future, we may issue additional common shares or securities convertible into common shares, which may dilute existing shareholders. Our Articles of Incorporation (“Articles”) permit the issuance of an unlimited number of common shares and shareholders will have no pre-emptive rights in connection with such further issuances.

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

Pursuant to the 2021 Plan our management is authorized to grant share purchase options, restricted stock units or stock appreciation rights to our employees, directors and consultants up to an amount of 2,172,279 common shares.

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

Based on the number of shares outstanding on a fully diluted basis as of March 31, 2023, our executive officers, directors and director nominees, and 5% shareholders beneficially own approximately 41% of our common shares. Non-executive employees and consultants beneficially own an additional 3% of our common shares on a fully diluted basis. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market after the lock-up and/or other legal restrictions on resale in connection with our IPO lapse, the trading price of our common shares could decline. We have outstanding a total of 16,341,411 common shares. Of these shares, the common shares sold in our IPO, plus any shares sold upon exercise of the underwriters’ option to purchase additional shares, will be freely tradable without restriction in the public market immediately following the IPO, unless purchased by our affiliates.

The lock-up agreements pertaining to the IPO will expire 180 days from February 8, 2023. Based on the number of common shares outstanding as of March 31, 2023, after the lock-up agreements expire, up to approximately 9,579,067 additional shares of common stock will be eligible for sale in the public market, approximately 1,802,727 shares of which are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. WestPark Capital, Inc., however, may, in its sole discretion, permit our officers, directors and other shareholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees are working at home during the COVID-19 pandemic, additional risks may arise as a result of depending on the networking and security put into place by the employees. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to employee erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

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

If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs could impact our results of operations and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees, or as executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2023, the Company issued the shares of common stock listed below pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

On January 16, 2023, we entered into a strategic investment agreement with HHC, 1252240 BC LTD, a wholly-owned subsidiary of HHC, and Trans-High Corporation, a wholly-owned subsidiary of HHC, pursuant to which HHC granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common shares.

On February 13, 2023, the convertible notes in the aggregate principal amount of $4,307,115 were automatically converted into 1,932,006 common shares.

On February 13, 2023, the related party notes payable in the aggregate amount of $88,707 were automatically converted into 36,962 common shares pursuant to a settlement and subscription agreement.

On February 13, 2023, accounts payable and due to certain related parties in the aggregate amount of $2,579,320 were automatically converted into 1,074,716 common shares pursuant to settlement and subscription agreements.

On February 13, 2023, the Company issued 250,000 common shares pursuant to a two-year marketing agreement.

On February 13, 2023, the Company issued 104,167 common shares pursuant to a donation to the Austin Community Foundation.

Use of Proceeds from our Initial Public Offering of Common Stock

On February 13, 2023, we completed our IPO. Our registration statement on Form S-1 (File No. 333-262296) relating to the IPO was declared effective by the SEC on February 8, 2023. We issued 1,875,000 common shares at a price of $4.00 per share for aggregate net cash proceeds of $5.8 million, after deducting underwriting discounts and commissions and other offering related costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. WestPark Capital, Inc., or the Representative, acted as sole book running manager of the offering and as representative of the underwriters.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus, dated February 8, 2023, filed with the SEC pursuant to Rule 424(b) under the Securities Act other than the Company’s Board of Directors having approved, on April 6, 2023, a share repurchase program with authorization to repurchase up to 500,000 common shares.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Strategic Investment Agreement, with Hightimes Holding Corp. or HHC, 1252240 BC LTD, a wholly-owned subsidiary of HHC, and Trans-High Corporation, a wholly-owned subsidiary of HHC					X
10.2	Definitive asset purchase agreement with Wesana Health Holdings Inc.					X
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucy Scientific Discovery Inc.

Date: May 10, 2023	By:	/s/ Christopher McElvany
Christopher McElvany
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Brian Zasitko
Brian Zasitko
Chief Financial Officer (Principal Financial Officer)