Form 10-K
period 2023-06-30
Lucy Scientific Discovery, Inc.
filed 2023-10-13
CIK 1865127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41616

Lucy Scientific Discovery Inc.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301-1321 Blanshard Street

Victoria, British Columbia, Canada V8W 0B6

(Address of Principal Executive Offices)

(778) 410-5195

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LSDI	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 13, 2023 was 17,646,296 shares.

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter (December 31, 2022) and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

This Annual Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

ITEM 1. BUSINESS

Business Overview

Overview

We are an early-stage psychotropics contract manufacturing company focused on becoming the premier contract research, development, and manufacturing organization for the emerging psychotropics-based medicines industry. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. A Dealer’s Licence authorizes us to develop, sell, deliver, and manufacture (through extraction or synthesis) certain pharmaceutical-grade active pharmaceutical ingredients, or APIs, used in controlled substances and their raw material precursors. Since current Canadian regulations prohibit the commercial sales of APIs and other products we intend to produce, APIs and such other products would only be authorized for sale in Canada for clinical testing purposes in an “institution,” for the purpose of determining the hazards and efficacy of the drug, and for laboratory research in an institution by qualified investigators. Our mission is to make our products and research services available to our clients for the development of medicines and experimental therapies to address certain psychiatric health disorders and other medical needs. We cannot guarantee that we will receive further approvals from Health Canada, and a failure to receive such approvals could have a material adverse effect on our business and result in an inability to generate revenue from said products and services. Further, as of the date of this prospectus, we have not manufactured all of the psychedelics-based products allowable under the Dealer’s Licence or generated any revenues from the sale of such psychedelics-based products.

The success of our business plan is dependent on our activities being permissible under applicable laws and upon the occurrence of regulatory changes for psychotropics-based medicines. In Canada, the psychedelic compounds that we are approved to produce under our Dealer’s Licence, psilocybin, psilocin, lysergic acid diethylamide, or LSD, N,N-Dimethyltryptamine, or N,N-DMT, and 3,4-Methylenedioxymethamphetamine, or MDMA, and 4-Bromo-2,5-Dimethoxybenzeneethanamine, or 2C-B, are regulated under the Controlled Drugs and Substances Act, or CDSA. Certain psychedelic substances, including psilocybin, psilocin, mescaline and DMT, are classified as Schedule III drugs and the CDSA prohibits the possession of a Schedule III drug absent authorization under the CDSA or a related regulation, and it is illegal to possess Schedule III substances without a prescription. In the United States, these substances are classified under the Controlled Substances Act (21 U.S.C. § 811), or the CSA, and the Controlled Substances Import and Export Act, or the CSIEA, and as such, medical and recreational use is illegal under the U.S. federal laws. Under the CSA, the Drug Enforcement Agency, or DEA, regulates chemical compounds with a potential for abuse as Schedule I, II, III, IV or V substances. Schedule I substances may not be prescribed, marketed or sold in the United States. Most, if not all, state laws in the United States classify psilocybin, LSD, MDMA, DMT and 2C-B as Schedule I controlled substances. For any product containing any of these substances to be available for commercial marketing in the United States, the applicable substance must be rescheduled, or the product itself must be scheduled, by the DEA to Schedule II, III, IV or V. If the DEA does not reschedule psilocybin, LSD, MDMA, DMT and 2C-B as Schedule II, III, IV or V, such substances will be subject to individually-allotted manufacturing and procurement quotas, which may have a material adverse effect on our business and result in an inability to generate sufficient revenue from said substances to be profitable. Additionally, regardless of the scheduling of a finished, approved therapeutic product, if the API used in the final dosage form is a Schedule I or II controlled substance, it would be subject to such quotas as the API could remain listed on Schedule I or II. Moreover, even if the finished dosage form of a psychedelics-based medicine developed by one of our clients is approved by the FDA, and if such product is listed by the DEA as a Schedule II, III, or IV controlled substance, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will continue to be subject to a significant degree of regulation by the DEA.

An increasing number of the leading universities, hospitals and other public, private, and government institutions throughout the world have launched research programs and are conducting clinical studies aimed at understanding the therapeutic potential of a range of psychedelic substances, including the John Hopkins Center for Psychedelic and Conscious Research at Johns Hopkins University, the Imperial College London Centre for Psychedelic Research, the Center for the Science of Psychedelics at the University of California, Berkeley, the Depression Evaluation Service at Columbia University, the Center for Psychedelic Psychotherapy and Trauma Research at the Icahn School of Medicine at Mount Sinai Health System, New York City’s largest academic medical system, and the Center for the Neuroscience of Psychedelics at Massachusetts General Hospital, among many others.

To address mounting demands for alternative therapies incorporating the use of psychedelics, we intend to leverage our 25,000 square foot facility located near Victoria, British Columbia, for research, development, and large-scale production of high-quality biological raw materials, APIs, and finished biopharmaceutical products. Supported by an executive leadership and advisory team consisting of highly experienced biotechnology and pharmaceutical industry experts, we will seek to position our company to be at the forefront of new discovery in this rapidly emerging market.

Recent Developments

On January 16, 2023, we entered into a strategic investment agreement, or the Strategic Investment Agreement, with Hightimes Holding Corp., or Hightimes, 1252240 BC LTD, a wholly owned subsidiary of Hightimes, and Trans-High Corporation, a wholly owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, or Advertising Credits, for five consecutive years, in exchange for 625,000 of our common shares. The Advertising Credits enable us to advertise (i) on all Hightimes publications, including the Hightimes print and website publications, and (ii) at all festivals and events conducted by Hightimes. Unless earlier terminated pursuant to the terms of the Strategic Investment Agreement, the Strategic Investment Agreement will terminate on December 31, 2025, which term may be extended by the parties to the Strategic Investment Agreement upon such terms and conditions as the parties may mutually agree. Paul Abramowitz, one of our directors, is the stepfather of the Executive Chairman of Hightimes. Mr. Abramowitz’s biological son is a beneficial owner of Roma Ventures, LLC, or Roma Ventures, an entity that owns approximately 8.53% of our issued and outstanding common shares. Benjamin Windle is the investment manager of Roma Ventures and has sole voting and investment control with respect to our common shares held by the Roma Ventures. Each of the Executive Chairman of Hightimes, Mr. Abramowitz and Roma Ventures are shareholders of Hightimes. The sale of the above common shares were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On February 13, 2023, we completed our initial public offering (the “IPO”). Our registration statement on Form S-1 (File No. 333-262296) relating to the IPO was declared effective by the SEC on February 8, 2023. We issued 1,875,000 common shares at a price of $4.00 per share for aggregate net cash proceeds of $5.8 million, after deducting underwriting discounts and commissions and other offering related costs. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. WestPark Capital, Inc. acted as sole book running manager of the offering and as representative of the underwriters.

On February 16, 2023, we filed an amendment with our current Dealer’s License to add coca leaves, ketamine, methamphetamine, methadone, buprenorphine, diacetylmorphine (heroin), opium, thenaine (paramorphine), benzoylmethylecgonine (cocaine), fentanyl, hydromorphone, oxycodone, hydrocodone, morphine and codine to the list of approved substances that it is authorized to manufacture. The shift toward a public health response to the drug crisis should provide greater opportunities for people who use substances to connect with a growing range of harm reduction and treatment options. Currently, we focus on the development and sale of psychedelic drugs for research purposes.

On February 27, 2023, we agreed to our first commercial sale to the prestigious Hadassah BrainLabs - Center for Psychedelics Research, Hadassah Medical Center, Hebrew University, Jerusalem, Israel. This first commercial sale of psilocybin, while modest in size, marks a key operational milestone for the company as we shift from pre revenue to revenue producing. This transaction establishes our ability to supply the global psychedelic community with compounds and services.

On March 20, 2023, we entered into a definitive asset purchase agreement (the “APA”) with Wesana Health Holdings Inc. (“Wesana”) for the purchase of Wesana’s SANA-013 intellectual property and related assets (the “Transaction”). The Transaction provides an opportunity for the continued development of SANA-013 through the next phases of the US FDA regulatory process and for the Company to have economic exposure to any positive advancements in any such future research and development efforts by Lucy. On June 30, 2023, the Company entered into the First Amendment to the APA (the “First Amendment”). Pursuant to the First Amendment, the consideration to be paid for these assets is: (a) $300,000 in cash to be paid within 24 hours of the signing of the First Amendment; (b) upon the closing of the acquisition (the “Closing”), the Company will issue Wesana an aggregate of 1,000,000 shares of the Company’s common stock (the “Shares”); (c) $177,973.99 in cash payable in the following 4 installments: (i) $100,000.00 due on or before July 1, 2023; (ii) $25,991.33 due on or before October 1, 2023; (iii) $25,991.33 due on or before January 1, 2024; and (iv) $25,991.33 due on or before April 1, 2024, and (d) at the Closing, the Company will assume certain liabilities of Wesana which principally consists of $92,026.01 of trade payables owed by Wesana to a law firm.

On March 23, 2023, we launched a new line of unscheduled psychoactive compounds that are available for sale throughout the United States, and where permitted. This product line is named Mindful by Lucy and is the first line in the new family of brands contains Amanita Muscaria mushrooms, a psychoactive adaptogen. The product leverages the compounds of these mushrooms, and a proprietary blend of other natural functional ingredients, to create a transformative experience for consumers. We aim to distribute and market Mindful by Lucy through Hightimes’ websites and social channels. Lucy and High Times entered into a Strategic Investment Agreement in January 2023 whereby Lucy received $2.5 million in advertising credits in exchange for 625,000 of our common shares that will help launch the new brand into market through High Times channels and experiential events without cash outlays for marketing by Lucy. This new line is well-positioned to capitalize on the growing market for psychoactive alternatives, which Forbes predicts will double to over $5 billion in gross sales by 2025.

On June 30, 2023, the Closing of Wesana occurred. A total of $100,000 was paid by the Company to Wesana on July 5, 2023 and the Shares were issued on June 30, 2023.

On July 11, 2023, we announced the launch of Twilight by Lucy, a blend of Amanita and Reishi mushrooms that include a variety of other nootropics promoting improved cognitive function and enhanced sleep quality. This release comes on the heels of the recent launch of Mindful by Lucy. Both of these products are now available for purchase on the company’s official online store, www.buytrippy.com, as well as through Hightimes.com and other channels. Twilight by Lucy is a product designed to enhance and optimize consumer’s nightly sleep. The introduction of Twilight alongside Mindful underscores Lucy’s dedication to providing solutions in the psychotropic marketplace.

On July 24, 2023, Christopher McElvany resigned from his positions as the Company’s President and Chief Executive Officer and resigned as a member of the Company’s Board of Directors (the “Board”). The Company and Mr. McElvany agreed that his last day of employment was July 14, 2023. Mr. McElvany did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 24, 2023, the Board ratified the appointment of Richard Nanula (a member of the Board since February 2022) as CEO.

On September 6, 2023, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Hightimes to acquire the intellectual property of High Times. Hightimes owns all of the issued and outstanding shares of common stock of HT-Lucy Acquisition Corp., a Delaware corporation. Pursuant to the Stock Purchase Agreement, Hightimes agreed to sell to us all of the common stock of HT-Lucy Acquisition Corp. upon the terms and subject to the conditions of the Stock Purchase Agreement. In exchange for the common stock of HT-Lucy Acquisition Corp., we shall pay Hightimes as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) semi-annual earn-out payments (the “Hightimes Earn-Out Payments”) payable for the five (5) consecutive fiscal years ending on June 30, 2029, in amounts equal to three (3) times the adjusted EBITDA of HT-Lucy Acquisition Corp., calculated pursuant to the terms of the Stock Purchase Agreement. We have the discretion to pay the Hightimes Earn-Out Payments with either Lucy common shares or cash. At the closing, we will also cause HT-Lucy Acquisition Corp. to enter into an intellectual property license agreement pursuant to which HT-Lucy Acquisition Corp. will grant to an affiliate of Hightimes the exclusive right and license to utilize certain intellectual property rights to operate retail stores and to manufacture and sell THC products in the United States in return for a license fee of $1.0 million per year, increasing to $2.0 million per year upon Federal legalization.

On September 12, 2023, we entered into an amalgamation agreement (the “Amalgamation Agreement”) with Bluesky Biologicals Inc. (“Bluesky”) to acquire the Bluesky. Bluesky, through Bluesky Wellness Inc., owns a portfolio of plant-based wellness brands including Keoni, Keoni Sport, Blush Wellness and AMMA Healing. Pursuant to the Amalgamation Agreement, Bluesky will amalgamate with a wholly-owned subsidiary of the Company upon the terms and subject to the conditions of the Amalgamation Agreement. We shall pay Bluesky as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) earn-out payments (the “Bluesky Earn-Out Payments”) payable for the four (4) consecutive fiscal years ending on June 30, 2028, the six (6) month period ended June 30, 2024, and the six (6) month period ending December 31, 2028, in amounts equal to two and one half (2.5) times the adjusted EBITDA of Bluesky., calculated pursuant to the terms of the Amalgamation Agreement. We have the discretion to pay the Bluesky Earn-Out Payments with either Lucy common shares or cash.

Psychotropics: An Emerging Market Opportunity

Psychotropics are a broad classification of chemical substances that can cause alterations in perception, mood, consciousness, cognition, or behavior through various interactions with the nervous system. Psychedelics are a subclassification of psychotropics that interact primarily with serotonergic receptors in the brain. Psychedelic compounds such as psilocybin, psilocin, LSD N,N-DMT, and MDMA, have become areas of interest for many new companies. The psychedelic compounds we are approved to produce under our Dealer’s Licence — psilocybin, psilocin, N,N-DMT, mescaline, MDMA, LSD, and 4-Bromo-2,5-Dimethoxybenzeneethanamine, or 2C-B — will represent our initial areas of focus for our research, development and manufacturing efforts on behalf of our clients. In addition, subject to further approvals by Health Canada with respect to the expansion of the scope of our Dealer’s Licence, we expect to extend our research and production efforts to various non-serotonergic psychotropics, such as ketamine, as such compounds may provide significant future market opportunities for us. Since current Canadian regulations prohibit the commercial sales of APIs and other products we intend to produce, APIs and such other products would only be authorized for sale in Canada for clinical testing purposes in an “institution,” for the purpose of determining the hazards and efficacy of the drug, and for laboratory research in an institution by qualified investigators. We cannot guarantee we will receive such approvals, and a failure to receive further approvals would have a material adverse effect on our business and result in an inability to generate revenue from said substances.

Clinical Trials and Studies Involving Psychotropics

To date, only a limited number of psychotropic- and psychedelic-based medicines have been approved by Health Canada and the FDA. However, a number of studies have been conducted in recent years to determine the efficacy of psychedelic therapies in patients suffering from various mental health and addiction disorders, including the following:

●	Depressive Disorders: An estimated 3.8% of the global population, or approximately 280 million people, suffer from depressive episodes. The bulk of these episodes are part of major depressive disorder, or MDD, a mood disorder that causes a persistent feeling of sadness and loss of interest in normal activities. MDD affects approximately 17.3 million adults or about 7.1% of the United States population age 18 and older in a given year and an estimated 10% of the adult population of Canada will experience MDD at some point in their life. A small study of adults with major depression conducted in November 2020, Johns Hopkins Medicine researchers report that two doses of the psychedelic substance psilocybin, given with supportive psychotherapy, produced rapid and significant reductions in depressive symptoms, with most participants showing improvement and half of study participants achieving remission through the four-week follow-up period.

●	Anxiety Disorders: Anxiety disorders are defined as frequent, intense, excessive, and/or persistent worry and fear about everyday situations, affecting an estimated 264 million individuals globally. Over 40 million U.S. adults and an estimated 3 million Canadians suffer from an anxiety disorder. Anxiety disorders include generalized anxiety disorder, social anxiety disorder, specific phobias, separation anxiety disorder, and many others. An individual may suffer from more than one anxiety disorder. A systematic literature review of 20 studies published from 1940 to 2000 concluded that a combination of psychedelic drug administration and psychological therapy was most beneficial in treating individuals suffering from anxiety disorders.

●	Post-Traumatic Stress Disorder: Post-traumatic stress disorder, or PTSD, is a disorder characterized by a person’s re-experiencing a past traumatic incident through flashbacks, bad dreams, frightening thoughts and other manifestations. PTSD affects approximately 354 million war survivors worldwide, in addition to others affected by traumatic events such as physical, sexual or psychological abuse. PTSD can result in avoidance of normal activities, sleep disturbances, angry outbursts, and distorted feelings of guilt or blame, and it is often accompanied by depression and/or substance abuse. According to the National Institute of Mental Health, or NIMH, about 6.8% of U.S. persons will experience PTSD in their lifetimes. CNS Neuroscience & Therapeutics estimated the prevalence rate of lifetime PTSD in Canada to be 9.2% in spite of comparably low rates of violent crime, a small military, and few natural disasters. A longitudinal pooled analysis of six Phase 2 clinical trials, published in 2020 by the Medical University of South Carolina’s Dr. Michael Mithoefer and colleagues, considered the impact on PTSD symptoms (measured using a clinician-administered assessment of known as CAPS-IV, a well-established means of assessing PTSD severity) of administering two to three active doses of MDMA during psychotherapy sessions. The analysis showed a reduction in CAPS-IV total severity scores from baseline to treatment exit (i.e., one to two months after the last active MDMA psychotherapy session) and when assessed at least 12 months thereafter. From treatment exit to the 12 month follow-up, CAPS-IV scores continued to decrease (i.e., PTSD symptoms became less severe) and the percentage of trial participants who no longer met PTSD criteria increased.

●	Addiction: Substance addiction and abuse represents a significant global problem, with approximately 1.3 billion people who are users of tobacco products, 107 million people suffering from alcohol use disorder, and 36 million people impacted by drug use disorder. In Canada, it is estimated that approximately 21% of the population, or about six million people, will meet the criteria for addiction in their lifetime. Approximately 21.2 million individuals in the U.S. have a substance abuse disorder, and in 2018, 11% of those patients received the treatment for such substance abuse disorder. In a small study measured over the course of six months in 2014, researchers at Johns Hopkins University reported an 80% smoking abstinence rate in patients participating in a treatment program involving psilocybin. In 2015, researchers at the University of New Mexico treated a small population suffering from alcohol dependence with 1-2 supervised psilocybin treatment sessions, resulting in immediate and sustained outcomes lasting 36 weeks.

●	Other Potentially Applicable Conditions: According to a study published in 2020 by Frontiers in Synaptic Neuroscience in the United Kingdom and reviewed by universities in the United States, Brazil, and Switzerland, the renaissance in psychedelic research in recent years, in particular studies involving psilocybin and LSD, coupled with anecdotal reports of cognitive benefits from micro-dosing, suggests that they may have a therapeutic role in a range of psychiatric and neurological conditions due to their potential to enhance functional neuronal connectivity, stimulate neurogenesis, restore brain plasticity, reduce inflammation, and enhance cognition. In 2021, scientists at the University of California at Los Angeles made significant discoveries about the interaction of LSD with dopamine that they believe may lead to a better understanding and eventual treatment of schizophrenia and that shows promise in the pursuit of treating physically crippling disorders such as Parkinson’s disease.

Many researchers actively conducting studies today believe that a there is a significant opportunity for the continued discovery and refinement of alternative treatments using psychotropics-based medicines for a variety of mental health and addiction disorders. A number of major academic institutions, including those noted above, have established dedicated psychedelic research centers in the past two years. As of September 2021, clinicaltrials.gov reports 146 registered clinical studies (including those not yet recruiting, enrolling by invitation, and active) involving psychedelic compounds.

Mental Health and Addiction Disorders: Prevalence and Costs

Public Support and Regulatory Change

Notable academic and clinical research efforts, as well as broad support from both the psychiatric health community and the general public (according to an independent study conducted by Prohibition Partners in 2020), have prompted U.S. and Canadian regulatory bodies to re-evaluate various psychedelic compound classifications. In Canada, drug decriminalization is being strongly considered throughout the nation, government initiatives such as Safe Supply and the Special Access Program for Drugs may provide opportunities for market growth. Similarly, in 2017, the U.S. Food and Drug Administration, or the FDA, granted the Multidisciplinary Association for Psychedelic Studies, or MAPS, Breakthrough Therapy Designation to MDMA-assisted psychotherapy for the treatment of PTSD on the basis of pooled analyses showing a large effect size for this treatment. In 2018 and 2019, the FDA granted the Usona Institute Breakthrough Therapy Designation for psilocybin-assisted psychotherapy for the treatment of MDD. In 2019, the FDA approved the use of S-ketamine nasal spray, in conjunction with an oral antidepressant, for the treatment of TRD, which marked the first approval by the FDA of a psychedelics-based therapy. In February 2021, Oregon commenced the first state-regulated psilocybin program, and concurrently, Washington, D.C. joined other cities including Oakland and Santa Cruz, California, and Ann Arbor, Michigan in decriminalizing the cultivation and possession of all entheogenic plants and fungi. Decriminalize Nature, an entheogenic educational campaign, currently has active lobbying campaigns ongoing in 42 cities in the United States to decriminalize psychedelics. In January 2022, the Canada Gazette published a notice of amended regulations related to restricted drugs that allow practitioners the ability to request access to restricted drugs through the Special Access Program for the emergency treatment of patients with serious or life-threatening injuries.

Our Dealer’s Licence

Our Health Canada Dealer’s Licence, which we hold through our wholly owned subsidiary, LSDI Manufacturing Inc., authorizes us to produce, sell, deliver, and conduct research using psilocybin, psilocin, N,N-DMT, mescaline, MDMA, and LSD. Per current Canadian regulations, these APIs and other products we intend to produce would only be authorized for sale in Canada for clinical testing purposes in an “institution,” for the purpose of determining the hazards and efficacy of the drug, and for laboratory research in an institution by qualified investigators; sales of APIs in Canada for commercial purposes are currently prohibited. We also anticipate submitting applications to Health Canada for additional approvals under our Dealer’s Licence allowing us to produce and distribute ketamine. There is no guarantee that we will receive further approvals from the Office of Controlled Substances in a timely manner or at all. A failure to receive such further approvals would have a material adverse effect on our business and result in an inability to generate revenue from said substances.

Our Management Team

Mr. Nanula is our Chief Executive Officer and has served as our Chair and a director since February 2022. Mr. Nanula is a highly experienced business advisor and senior executive with more than 35 years of experience in corporate finance and strategy including tenure with the Walt Disney Company (Disney), Starwood Hotels and Resorts, Amgen, and Colony Capital. Additionally, Mr. Nanula also served as a board member for Boeing Corporation and Starwood Capital. Our management team also features Assad J. Kazeminy, Ph.D., our Chief Scientific Officer, who previously served as Chief Executive Officer of Irvine Pharmaceutical Services Inc. and Avrio Biopharmaceutical LLC and has over 30 years of research and development experience in the biopharmaceutical industry.

What Sets Us Apart

As a contract research and manufacturing organization serving the emerging psychedelics-based medicines market, we believe that we can be distinguished from other companies in the psychedelics market and we have a number of competitive advantages, as described below:

●	Strategic Approach Centered on Adaptability. We believe that most other companies in the psychedelics market are centered around very specific drug targets with rigid production and scaling plans that are heavily dependent on major regulatory changes. Our strategy has been designed to enable us to have agility and scalability necessary to pursue groundbreaking research, advance with the changing regulatory landscape, and expand to meet future market opportunities at scale.

●	Executive Team and Board of Directors with Industry Experience. Our management team consists of accomplished business entrepreneurs with deep knowledge of agriculture, production, extraction, chemistry, research, medicine, and drug discovery. We intend to leverage our team’s experience in an effort to target licensed organizations for contract manufacturing and research and development opportunities.

●	Technologies, Processes, and Intellectual Property. Our management team brings to market several key advantages, including the utilization of our TerraCube horticulture/fungiculture growth chambers, which feature our patented downdraft technology, located on-site to our application of biosynthesis techniques. By leveraging our processes and technologies, we will continually pursue new opportunities to obtain critical patents and other intellectual property rights, and to develop advanced production methods and new enabling technologies in an effort to distinguish and position our company in a rapidly evolving competitive landscape. Our management team intends to remain dedicated to ensuring the quality of our products and forging a cooperative culture of perpetual discovery and advancement.

Our History

We were initially founded in 2017 as Hollyweed North Cannabis, Inc., or HNCI. In May 2018, our newly-constructed facility was inspected by Health Canada, and we received our Controlled Substances Dealer’s Licence in June of that year. Shortly thereafter, our wholly-owned subsidiary TerraCube was founded, and the first TerraCube prototype was constructed. Later that same year, HNCI obtained a Health Canada Cannabis Standard Processing Licence. In May of 2020, we submitted an application to Health Canada for a Controlled Substances Dealer’s Licence for the ability to produce and conduct research using psilocybin, psilocin, N,N-DMT, and mescaline. In parallel, we began the process of rebranding to our current name, Lucy Scientific Discovery, Inc. In February 2021, the Health Canada Office of Controlled Substances completed the inspection, and the licence was obtained by Lucy in August 2021. In October 2021, we filed an amendment with Health Canada to add the ability to sell, send, transport, and deliver the substances currently included on our licence and add MDMA, LSD, and 2C-B to our license, which was approved on December 17, 2021.

Our Business Strategy

Our mission is to become the premier research, development, and contract manufacturing organization in the emerging psychotropics-based medicines industry, while aggressively working to pursue expanding global market frontiers. Leveraging our highly skilled and experienced management team, we have designed a competitive business strategy centered around agility, speed, and innovation. We aim to first establish and secure base revenues by quickly commencing production capabilities and partnerships, and to continually pursue new opportunities for growth in our market.

Secure Base Revenue

●	Leverage Assets to Facilitate Market Entry: Our research, development, and manufacturing operations will be conducted at our 25,000 square foot facility near Victoria, British Columbia, Canada. This facility was designed to optimize workflow and support industry-leading current good manufacturing practices, or cGMP, good laboratory practices, or GLP, cultivation, processing, sanitation, and physical security standards. Featuring energy-efficient design and equipment, compartmentalized production bays, testing and analytics laboratories, and dedicated office space, this complex will provide our team of experts and research partners a premier venue for productivity and innovation. Our facility features multiple TerraCubes for cultivating plant and fungi biomass, thereby minimizing reliance on external suppliers for naturally derived materials.

●	Establish Ability to Rapidly Commence Contract Manufacturing: By establishing the capability to produce APIs through various methods of cultivation, purification, advanced cell expression, and direct synthesis, we believe that we will be able to quickly execute highly scalable, flexible, and efficient production operations while keeping batch-manufacturing costs low. We plan to enter into supply agreements with institutions, clinicians, and licensed researchers throughout the United States and Canada. To that end, we have already entered into a preliminary agreement for a project involving psychedelics cultivation and supply, and we are currently engaged in discussions with counterparties for two additional projects. Our goal is to rapidly commence scaled cGMP manufacturing capabilities for psilocybin, psilocin, N,N-DMT, MDMA, 2-CB and mescaline. We expect to be able to commence additional production following minimal buildout and infrastructure acquisition. See “Use of Proceeds” for more information.

●	Facilitate and Conduct Contract Psychotropics Research: We seek to serve as an incubator and facilitator for the advancement of the psychotropics-based medicines industry. We will pursue this objective by building a comprehensive support suite with the means to provide research collaboration and contract research, production, funding, data capture, intellectual property and IP-capture opportunities, quality assurance, and compliance capabilities. Our team brings vast relevant experience to bear regarding the development and commercialization of APIs and finished products, and we intend to partner with researchers in an effort to advance the market. We believe that acting as a contract research organization will provide diversified revenue sources under a number of different partnerships in accordance with our project assessment and advancement pipeline, and that these activities will lead to further opportunities as our clients develop and commercialize various psychotropics-based therapies.

●	Achieve and Maintain Compliance Excellence: In addition to maintaining necessary licensing for the production of APIs, we will uphold rigorous internal operating standards, employing cGMPs for production and GLPs for testing and analysis. Our management team brings a wealth of relevant knowledge about, and extensive experience with, regulatory compliance and quality controls, which we believe will enable us to comply with evolving legal frameworks.

Pursue New Frontiers

●	Expand Market Access: We plan to pave the way for growth into new and emerging market landscapes by designing and executing strategic market access initiatives. These initiatives involve collaborating with regulators and participating in legislative study campaigns while strategically aligning and optimizing our partnerships and capabilities to thrive in the regulated markets we intend to incubate. We believe this will be a highly effective method of expanding the viability, access, and control of government regulated business and will provide us with substantial advantages in both placement and speed-to-market.

●	Meet Emerging Demands with Innovative Products: We intend to develop raw materials, cGMP-grade APIs, and finished biopharmaceutical products in an ongoing effort to meet the needs of new and evolving markets. Our management team aims to develop or acquire technology that could, for example, be applied to optimize the delivery of drug compounds for use in conjunctive treatment therapy, ensuring a safer and more consistent dose. We may seek to add new compounds to our Health Canada Dealer’s Licence through a 45-day application process, potentially facilitating the means to perpetually innovate and adapt to the developing needs of the psychedelics industry and market.

●	Develop and Acquire Intellectual Property Assets: Members of our management and research and development teams have significant experience with establishing and protecting critical process, product, and technological differentiators. We intend to actively pursue the direct development and acquisition of relevant intellectual property related to the psychotropics-based medicines industry, with an initial focus on intellectual property that will support and enhance our contract research and manufacturing capabilities. We expect that our extensive market and research knowledge will allow us to recognize and define a number of opportunities to acquire and create intellectual property, and enable iterative process improvements, to maintain a competitive advantage.

●	Achieve Business and Technological Diversification: To further capitalize on direct, indirect, and ancillary opportunities created by the market, we may further diversify by investing in and acquiring additional biotechnology companies and/or specific technologies that are complementary to our products and business strategy when suitable opportunities arise, subject to the availability of sufficient financial and other resources to enable us to make such investments and acquisitions. These efforts are designed to support our goal of creating deeper levels of resilience and integration, and to differentiate our company from our competitors.

In an effort to actualize each facet of our overall business strategy as outlined above, we have established the following three-phase plan:

●	Phase 1 — Commence operations (Complete): We incurred costs of approximately $35,000 associated with Phase 1 of our business plan to procure general equipment to enable process development for the production of key APIs from natural product extraction. Achieving this manufacturing capability allow us to fulfil supply agreements with academic and research facilities or other companies as permitted by our licence, resulting in first revenue generation.

●	Phase 2 — Complete construction of R&D labs and initiate cGMP certification: In order to broaden our research capabilities and expand into lab-scale synthetic and biosynthetic production, we will need to complete construction of R&D labs by acquiring equipment utilized in standard synthetic and biosynthetic laboratories. We anticipate the costs associated with Phase 2 of our business plan to be approximately $700,000. We believe these expanded capabilities will allow us to potentially generate more revenue contingent upon future supply agreements. In parallel, we intend to initiate the process of obtaining cGMP certification of key processes involved in the production of APIs. At this time, we cannot estimate when this phase will be completed.

●	Phase 3 — Achieve production-scale manufacturing capabilities and cGMP certification: Contingent upon market demands, we intend to expand to production-scale manufacturing capabilities by procuring larger production-scale equipment. We also aim to obtain cGMP certification pursuant to our goal of becoming a preferred supplier of cGMP-grade APIs and other compounds. We anticipate the costs associated with Phase 3 of our business plan to be approximately $1,500,000. At this time, we cannot estimate when this phase will be completed.

The timing of the target milestones may be subject to change due to a variety of factors including the need to obtain additional financing through the issuance of debt or equity securities. There can be no assurance that we will be able to obtain any such financing, if needed, upon commercially reasonable terms or at all. The failure to obtain such financing, if needed, would have a material adverse effect on our business.

Production Program

Our goal is to position our company as a premier contract manufacturer of high-quality biological raw materials, cGMP-grade APIs, and finished biopharmaceutical products, utilizing various methods of scalable production capabilities, to meet the needs of the rapidly growing psychotropics-based medicines market. Leveraging advanced and efficient systems and processes, we will seek to minimize production costs while maintaining the highest standards in quality and safety. We believe that our purpose-built campus and use of state-of-the-art technology will facilitate a variety of scaled production methods that adhere to cGMP pharmaceutical standards.

To meet immediate and anticipated rising demands from researchers and clinicians, our initial focus of production will be centered around the classic serotonergic psychedelics: psilocybin, psilocin, and N,N-DMT. These APIs are in increasingly high demand, and we believe that there are very few cGMP-compliant sources that are currently available in the market.

Our Strategic Approach to Production

Recognizing the broad range of product requirements needed to best support ongoing research, trials, and treatments, our production program will take a highly scalable and tiered approach to manufacturing that we believe has the potential to secure a strong foundation for revenue and growth. This approach will leverage three key methods of production, with the goal of achieving best-in-class quality and facilitating market penetration through competitive pricing. Regardless of method, all production and formulation efforts will involve proper analytical procedures and quality controls that are designed to ensure the highest standards of purity, quality, and safety.

●	Cultivation and Extraction: We intend to utilize a full suite of cGMP-grade cultivation, extraction, and purification systems to fulfill biological raw material and small volume API orders for a rapid market entry. Our state-of-the-art medicinal fungiculture and horticulture program, featuring our TerraCube growth chambers, will be capable of facilitating the production of consistent and high-quality raw materials, from which we may derive medicinally valuable key-compounds and minor constituent molecules. Utilizing this production suite, our team has the ability to observe broad-spectrum compositions, advance superior trait lines, and support various research organizations with best-in-class raw materials and APIs as well as crude extracts, single-molecule fractions, and targeted formulations as required.

●	Biosynthesis: Through the development or acquisition of transgenic yeast, bacteria, and/or other cell lines, we will employ lab and pilot-scale bioreactors to produce a master repository of API expression systems which can be rapidly scaled to meet emerging market demands. Our biopharmaceutical-based core manufacturing approach involves the use of designer expression cassettes genetically encoded to produce APIs of interest from host cells such as yeast or bacteria. The APIs expressed in these cultures can be subsequently purified and characterized. This production methodology will provide us with a far greater ability to control post-translational modifications and allows for rapid scalability and precise manufacturing of cGMP grade APIs.

●	Synthesis: To accommodate the need for consistent and scalable production capabilities, we intend to employ direct chemical synthesis methods coupled with subsequent chromatographic and crystallization techniques for the isolation and purification of APIs. In addition, we expect that our team’s wealth of experience in industrial scale organic and pharmaceutical chemistry will allow us to apply process optimizing retrosynthetic methodologies, a technique that involves the transformation and examination of target molecules into precursor molecules. These methods will maximize safety, quality, and consistency while providing critical flexibility in production.

Finished Product Development and Commercialization Support

Moving beyond raw material and single-molecule API manufacturing, our team intends to develop the capacity to support the development and production of finished pharmaceutical products. In addition to contract-based projects for our customers, our team will independently pursue scientific breakthroughs in optimized drug delivery and molecular enhancement for licensed application in finished drug products. The overall aim of these strategic ventures is to expand our market reach and involvement while creating additional revenue streams. We have and will continue to build strong relationships with pharmaceutical research and development groups and clinicians studying the efficacy of psychedelic and emerging psychotropic compounds in an effort to ensure all product designs and applications will best achieve the desired outcome for patients.

Research and Development Program

Our mission is to become a best-in-class producer of pharmaceutical-grade psychotropic APIs and finished products. Our research and development program will be established with the goal of supporting this mission by providing better APIs, target formulations, and finished drug products faster and more affordably to a broadening marketplace. Our employment of critical performance assessments, analyses, and improvement practices function with the objective of optimizing production, maintaining high quality standards, and lowering costs. We expect that our projected revenue increases will drive aggressive advancements in our production and formulation projects, as well as in intellectual property and critical patent capture programs.

We expect that continuously improving our product offerings and iterating our production processes will best enable us to support advancements in clinical research and applied therapies. To that end, our team is committed to conducting research and development activities aimed at optimizing our production program — from initial project selection through post-clinical commercialization — by strategically employing enabling technologies and innovative processes to meet the rigors of the emerging psychotropics-based medicines industry.

Market Assessment and Project Prioritization

Leveraging strategies from the most successful growth companies in the biotechnology and pharmaceutical development industries, our Market Assessment and Project Prioritization, or MAPP, process is designed to identify emerging market opportunities and direct our research and development pipeline. The MAPP process quantifies and ranks opportunities in the following categories:

●	Potential for Treatment Efficacy

●	Current & Forecasted Market Demand

●	Market Regulation and Accessibility

●	Competitive Advantages

This data-driven approach is designed to enable our team to determine key success and sustainability factors within each opportunity to inform selection, prioritization, and resource allocation decisions. The intended outcome of the MAPP process is to support and pursue projects with the highest probabilities of success and implement a consistent method to understand the value and risks associated with each R&D project candidate.

Project Selection and Advancement Pipeline

We seek to actively drive a diversified research and development pipeline designed to accelerate potentially market-disrupting products from discovery through commercialization. By combining powerful market opportunity analytics with well-established project selection and advancement processes, we believe that our approach will maximize value-capture opportunities, success probabilities, and competitive advantages in new and emerging market spaces.

To best support these dynamic project advancement efforts, our research and development teams will be well-equipped for success through the allocation of cutting-edge technological systems and a centralized operational support network. These critical assets will facilitate project selection and advancement decisions through:

●	Establishment of Success Metrics: A key component of our pipeline process is a reliance on data to drive decisions. We will establish a set of measurable metrics and key performance indicators, or KPIs, for all projects. We will track these KPIs and supporting metrics on a project dashboard to create transparency and enable data-driven selection and advancement decisions.

●	Prioritization of Functional Needs: To facilitate effective functional support of all pipeline projects and the efficient use of assets, resources will be allocated to projects determined to have the greatest impact and probability of success. Proper resource allocation and prioritization will enable our team to support a broader range of projects appropriately and efficiently.

●	Pipeline Advancement Decisions: Using a structured process and well-defined advancement criteria our team will conduct periodic project reviews to assess KPIs, and success probabilities. These reviews will consist of reports provided by project leadership and key personnel to a review panel of cross-functional representatives from within the R&D organization. These process standards will be applied to all projects within the company’s R&D pipeline, ensuring company assets are employed and redirected in accordance with company strategies.

Furthermore, we intend to fully leverage the broad network of collaborative relationships between the senior members of our management team and clinical research institutions, contract research organizations, and licensed therapeutic clinicians to accurately assess emerging market needs and identify opportunities. We believe that the value of our research and development program is enhanced by our commitment to explore and access enabling technologies that can benefit and support our programs in a rapidly evolving emerging industry. We will seek to achieve sustainable revenue growth by establishing and fostering a culture of continuous improvement and leveraging proven process and systems improvement philosophies.

Facilities

Our corporate headquarters and operations are located near Victoria, British Columbia, Canada, where we currently lease approximately 25,000 square feet of laboratory and office space. The property lease expires on July 31, 2027, at which point we may, at our option, either extend this lease for an additional five-year term or purchase the facility. We have the option to purchase the property for CAD $14.5 million during the lease term. Our facility has been designed to support key enabling technologies and production workflow, and feature two floors of compartmentalized production bays, analytics laboratories, office space, and loading docks. With critical input from our highly experienced leadership team, operators, and advisors, our facility was designed to maximize production while minimizing waste through the use of high-efficiency climate and lighting systems. Furthermore, our security-by-design approach maintains high standards of safety and security, including expert implementation of overlapping surveillance and monitoring systems, controlled access and alarms, and multiple Health Canada security level 8 vaults. We believe that our current facilities are adequate to meet our ongoing needs, and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

TerraCube Advanced Cultivation Module

Our TerraCube system, which consists of climate-controlled agriculture/fungiculture growth chambers that employ our patented downdraft HEPA filtration technology, is designed to provide our medicinal horticulture and fungiculture program leaders environmental control and manipulation capabilities. These stackable and highly efficient systems are expected to facilitate multiple revenue-producing cultivation-based operations, adding production scalability and sustainability to our program by allowing for modular and iterative expansion and project prioritization. From cultivation of raw source materials and superior-trait psilocybe to contract ethnobotany research of rare medicinally valuable plants from around the world, our TerraCube system will allow our team to rapidly begin researching and producing naturally derived products and raw materials.

Each TerraCube module features a patent-pending environmental control system drawing information from more than 100 data sensors. Each unit’s air-handling system provides a positive pressure environment designed to ensure cultivars remain unadulterated by impurities or cross-contaminants. These growth modules are expected to enable our team to conduct highly advanced genomic assessment and superior trait selection, intellectual property capture, and Genetic Use Restriction Technology, or GURT, programs.

Bioprocess Development Laboratory

Our bioprocess development laboratory, or BDL, which supports API biosynthesis, is expected to enable the development of plasmids containing API expression cassettes for insertion into host cell lines. The BDL will leverage both lab- and pilot-scale bioreactors in addition to necessary analytical and supporting equipment. Stable API-expressing host cell lines will be banked in cryogenic freezers for subsequent transfer to quality control and manufacturing processes.

Testing and Analysis Laboratory

Our testing and analysis laboratory, or TAL, will utilize high-performance liquid chromatography with mass spectrophotometric detectors, or HPLC-MS, a proven method for high purity quantification and low sensitivity detection of biopharmaceutical APIs. The HPLC-MS and supporting systems are designed to ensure all APIs meet or exceed the standards for compliance and expectations of our customers. The TAL is capable of facilitating various analytic functions in support of contract and partner research projects and serves as a final quality check for production APIs prior to submission for third-party testing. The use of third-party laboratory testing is a requirement of good clinical practices and GLP protocols.

Competition

The psychotropics-based product manufacturing and contract research business is an emerging industry with increasing levels of competition and is subject to significant technological change. We face substantial competition from other psychotropics-based product manufacturing companies and suppliers of medical-grade psychedelic raw materials, APIs and finished drug products and/or contract research services. Our competitors are already in the process of development and contract manufacturing of psychotropics-based products and providing contract research services in the industry. Many of our competitors have substantially greater financial, technical and human resources, higher capitalization, a more experienced management team, and a more mature business than us. These factors could prevent us from achieving our revenue, market share and growth targets. Further, we may not be able to effectively manage our growth, if any, and operations, which could materially and adversely affect our business. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will be materially and adversely affected.

Our potential competitors include large and specialty pharmaceutical companies and biotechnology companies, academic research institutions and governmental agencies, and public and private research institutions. Our plan to cultivate, extract and purify medical-grade psilocybin and other psychotropics-based products and to offer them to appropriately licensed research institutions, biopharmaceutical companies and other parties who are engaged in discovery and development with respect to psychotropics-based medicines, will compete with other entities that are developing or supplying psychoactive compounds for use in medical research. Due to the depth and diversity of our intended product offerings, we may face competition from a variety of companies, including:

●	Developers of psychotropics-based products: Companies such as Mind Medicine (MindMed) Inc., a neuro-pharmaceutical drug development platform, Psygen Industries, Ltd., a manufacturer of pharmaceutical grade psychedelic drug products for clinical research and therapeutic applications and Numinus Wellness Inc., a health care company focused on creating wellness solutions centered on psychedelic therapies, and HAVN Life Sciences Inc., a biotechnology company pursuing standardized extraction of psychoactive compounds, the development of natural health care products and mental health treatments. To the extent we are unable to sell our products to these companies, our clients will face competition from them in the market for psychotropics-based medicines.

●	Contract research providers: Companies known to provide contract research services to facilitate improved pharmaceutical and biotechnology product development, such as KGK Science Inc.

We expect to face increasing competition as new APIs and other products enter the market and further advancements in technologies are made. We expect market adoption of any products that we develop to be dependent on, among other things, purity, efficacy, and price.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in the development and marketing of contract manufacturing and research services than we do. Mergers and acquisitions in the psychedelic and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As attention on the emerging psychotropics-based medicines industry intensifies, we expect that additional competitors will enter the marketplace.

Government Regulation

We are focused on developing and commercializing APIs comprising biologically sourced derivatives and synthetic compounds, primarily psychedelics, with potential medicinal and therapeutic value as regulated medicines. In order for our APIs and other products to be developed into regulated medicines, our process and our clients’ operations must be conducted in strict compliance with the regulations of the regulatory agencies in the jurisdictions in which we and our clients operate or intend to operate, including the United States and Canada, at the federal, state and (in the case of Canada) provincial level. These regulatory authorities extensively regulate, among other things, the cultivation, manufacture, import, export, research, testing, quality control, labelling, packaging, storage, record-keeping, promotion advertising, distribution, post-approval monitoring and reporting, marketing, and export and import and commercialization of drugs and their APIs, such as those we are developing, in specific jurisdictions under applicable laws and regulations.

We, along with our vendors and research and commercial clients, will be required to navigate the various manufacturing, importation, exportation, preclinical, clinical, and commercial approval requirements of the governing regulatory agencies of the countries in which we and our clients wish to manufacture, test, store, seek approval and distribute our or our clients’ products and product candidates. The process of obtaining regulatory approvals of drugs and their APIs and of ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources and may not be successful.

International Conventions Governing Controlled Substances

Our business involves the use of psychoactive compounds or materials that contain psychoactive compounds, including the manufacture, transportation, testing, storage and sale of such compounds and products, and as such, will be subject to extensive regulation under international and national laws.

The current international drug control system was established by three main international drug conventions: the 1961 United Nations, or UN, Single Convention on Narcotic Drugs, or the Single Convention; the 1971 UN Convention on Psychotropic Substances, or the 1971 Convention; and the 1988 UN Convention Against Illicit Traffic in Narcotic Drugs and Psychotropic Substances, or the 1988 Convention. The Single Convention established the drug scheduling system, which is also used in the 1971 Convention, to establish various degrees of control applicable to controlled substances, or substances with a potential for abuse. The 1988 Convention focuses on criminal enforcement against illicit drug trafficking and money laundering. All three conventions seek to restrict the use of controlled substances to legitimate purposes and avoid their diversion into illicit markets through strict regulatory controls.

The 1971 Convention establishes a regulatory framework and four schedules for psychotropic substances, which are substances that affect one’s mental state, including hallucinogenic, or psychedelic, drugs. In addition to requiring controls on the manufacture, trade, distribution, and possession of psychotropic substances, the 1971 Convention requires that signatories provide the International Narcotics Control Board, or INCB, with annual statistical reports of quantities of psychotropic substances manufactured, exported from, or imported to their country. If, based on the information provided, the INCB has reason to believe that the aims of the 1971 Convention are endangered, it can ask an endangering country to provide explanations for its deviation from the 1971 Convention; call on the government to adopt remedial measures; or, bring the matter to the attention of the greater UN and recommend that the country stop the export and/or import of a particular psychotropic substance. Regarding substances in Schedule I of the convention, such as MDMA, DMT, and psilocybin, signatories are required to “prohibit all use except for scientific and very limited medical purposes.”

The Single Convention requires signatories to provide the INCB an annual estimate of the quantities of narcotic drugs to be used for medical and scientific purposes, to be used in the manufacture of other drugs, and the stocks of narcotic drugs to be held by the signatory country. Signatories may not exceed their submitted estimates without furnishing a supplementary estimate to the INCB explaining the need for the adjustment. The 1971 Convention does not establish the same type of ceiling on the manufacture and use of psychotropic substances.

The 1988 Convention outlines a criminal enforcement framework for the manufacture, distribution, and sale of narcotic drugs or psychotropic substances in contravention of the Single Convention and the 1971 Convention. It includes provision for the confiscation of proceeds from the illicit traffic of drugs and creates a system for requesting extradition of guilty parties between signatory countries. In order to stem the international illicit trade of narcotic drugs and psychotropic substances, all imports and exports of signatory countries — including the lawful import and export of narcotics and psychotropics — must be properly documented and controlled.

As signatories to the Single Convention, the 1971 Convention, and the 1988 Convention, Canada, our country of domicile, and the United States, one of our primary markets, have based their domestic regulation of narcotics and psychotropic substances on the frameworks established in these conventions, and they must comply with the conventions’ ongoing recordkeeping and reporting requirements.

Canada

Certain psychoactive compounds, such as psilocybin, are considered controlled substances under Canada’s Controlled Drugs and Substances Act, or the CDSA. Specifically, psilocin (3 — [2 — (dimethylamino)ethyl] — 4 — hydroxyindole) and any salt thereof and psilocybin (3 — [2 — (dimethylamino)ethyl] — 4 — phosphoryloxyindole) and any salt thereof, are listed under Schedule III of the CDSA. Psilocin and psilocybin are also restricted drugs under Part J of the Food and Drug Regulations. In Canada, MDMA and ketamine are Schedule I controlled substances, while LSD is a Schedule III controlled substance. The production, possession, obtaining, trafficking (including, among other things, sale, distribution, and administration), importing or exporting of controlled substances and precursors is prohibited in Canada unless specifically permitted by applicable law. Penalties for contravention of the CDSA related to Schedule I substances are the most punitive, with Schedule II being less punitive than Schedule I, and Schedule III being less punitive than Schedule I and II. A party may seek government approval for an exemption under Section 56(1) of the CDSA to allow for the possession, transport or production of a controlled substance for medical or scientific purposes or if such usage is otherwise in the public interest.

A licence may be obtained to produce, assemble, sell, provide, transport, send, deliver, import and export controlled substances and products that contain a controlled substance. A party can apply for a Dealer’s Licence under the Canadian Food and Drug Regulations (Part J), which would permit a party to perform authorized activities in relation to a restricted drug, such as psilocybin and psilocin. By law, a Dealer’s Licence for a restricted drug may only be issued to eligible persons, which include: (i) an individual who ordinarily resides in Canada; (ii) a corporation that has its head office in Canada or operates a branch office in Canada; or (iii) the holder of a position that includes responsibility for restricted drugs on behalf of the Government of Canada or of a government of a province, a police force, a hospital or a university in Canada.

To qualify for a Dealer’s Licence, a party must meet all regulatory requirements, including having compliant facilities and security measures, compliant materials and staff that meet the qualifications under the regulations. An applicant must designate a senior person in charge, who is responsible for the management of the activities with respect to the restricted drugs subject to the licence application, and a qualified person in charge, who is responsible for supervising activities with respect to the restricted drug. The qualified person in charge must meet prescribed qualification requirements, in addition to working at the site specified in the Dealer’s Licence. The proposed qualified person in charge must be a pharmacist or a practitioner of medicine, dentistry or veterinary medicine registered with a provincial professional licensing authority, or hold a degree in an applicable science from a recognized Canadian University, or a foreign degree recognized by a Canadian university or a Canadian professional association. Furthermore, an applicant must submit a criminal record check by a Canadian police force evidencing that during the 10 years prior to the application, the senior person in charge, and the qualified person in charge, was not convicted of a designated offenses as set out in Part J of the Food and Drug Regulations.

Licenced Dealers must have a secure facility for the storage of controlled drugs and substances. There are 11 security levels applicable to controlled drugs and substances, which are based upon the geographical location in Canada and the total value of controlled substances stored on the premises at any given time. A physical security inspection is required as part of the application process.

Assuming compliance with all relevant laws (Controlled Drugs and Substances Act, Food and Drugs Regulations) and subject to any restrictions placed on the licence by Health Canada, an entity with a Dealer’s Licence may produce, assemble, sell, provide, transport, send, deliver, import or export a restricted drug (as listed in Part J in the Food and Drugs Regulations, which includes psilocybin and psilocin) (see s. J.01.009(1) of the Food and Drug Regulations). However, a licenced dealer may only import and export controlled substances and restricted drugs in accordance with a permit from Health Canada, which must be obtained for each import or export.

There are a number of reasons that Health Canada must refuse a licence under applicable law. For example, a licence must be refused if an applicant does not have prescribed security measures in place, the applicant has submitted false or misleading information with respect to its licence application, or there are reasonable grounds to believe that the issuance of the licence would likely create a risk to public health or safety, including the risk of a restricted drug being diverted to an illicit market or use. Once issued, Health Canada has the authority to suspend or revoke a Dealer’s Licence if it has reasonable grounds to believe that it is necessary to do so to protect public health or safety, which includes preventing a restricted drug from being reverted to an illicit market or use.

Furthermore, permission to export psychedelics is not guaranteed under a Dealer’s Licence, and there is risk that Health Canada may not issue an export permit at each or any request. By law, an export permit must not be issued for a restricted drug where, among other things, the issuing body has reasonable grounds to believe that the exportation would contravene an international obligation, or where there are reasonable grounds to believe that the exportation would contravene the laws of the country of final destination or any country of transit or transhipment. Therefore, even with a valid Dealer’s Licence issued for the production of psilocybin, legal export of APIs to customers outside of Canada is not guaranteed.

Currently, a licenced dealer may only sell psychedelics to an institution for clinical or research purposes. In Canada, an “institution” under Part J of the Food and Drug Regulations is defined as any institution engaged in research on drugs and includes a hospital, a university in Canada or a department or agency of the Government of Canada or of a government of a province or any part of them. Prior to the sale, the research institution must obtain authorization for the sale from Health Canada.

In order to conduct research or clinical trials with psychedelics in Canada, an institution must either hold its own Dealer’s Licence, or an exemption from Health Canada under Section 56(1) of the CDSA, and a clinical trial authorization from Health Canada. Section 56(1) of the CDSA allows for an exemption from the application of all or any of the provisions of the CDSA, and can permit the possession of a controlled substance for medical or scientific purposes (for example, in clinical trials), or where it is in the public interest to grant and exemption.

The activities permitted under a Section 56(1) exemption are not defined in the CDSA. An applicant seeking a Section 56(1) exemption for scientific purposes must provide a project or study description, including a research protocol and approval by an animal care committee if applicable. Administration to human subjects is not permitted under an exemption for scientific purposes, whereas administration to animals may be permitted under certain conditions. An application for an exemption to use a controlled substance for clinical studies requires the submission of a clinical trial protocol and an authorization from Health Canada to conduct a clinical trial (in the form of a No Objection Letter). Physical security measures must be maintained at any facility in which research or clinical trials are conducted under a Section 56(1) exemption. To our knowledge, the Canadian government has not yet granted a Section 56(1) exemption for the use of psychedelics.

Failure to comply with any of the above applicable regulations, regulatory authorities or other requirements may result in civil or criminal penalties, recall or seizure of products, partial or total suspension of production, or revocation of a licence or exemption.

Bringing New Drugs to Market

We expect that many of our clients will purchase our products for purposes of conducting research and development, and ultimately obtaining regulatory approval for and commercializing drug products designed to treat a range of mental health and cognitive conditions. In Canada, Health Canada regulates drug products under the federal Food and Drugs Act, and its regulations. Failure to comply with applicable Health Canada requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labelling, export, import, distribution, or sale may lead to administrative or judicial penalties or other consequences. These consequences could include, among other things, Health Canada’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, recalls, product seizures, relabelling or repackaging, total or partial suspensions of manufacturing or distribution, or prosecution. The sale of pharmaceutical products may also be subject to other provincial regulations.

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. If preclinical tests indicate that a substance produces a desired effect and is not toxic, a sponsor may apply to the Health Canada for authorization to conduct a clinical trial.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators to research and gather information on a drug’s dose, effectiveness and safety in humans. Clinical trials are conducted in accordance with good clinical practice, or GCP, requirements under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to Health Canada for approval. Furthermore, each clinical trial must be reviewed and approved by a Research Ethics Board, or REB, for each site at which the clinical trial will be conducted. The REB is not affiliated with the clinical trial sponsor, and its principal mandate is to approve the initiation of, and conduct periodic reviews of, biomedical research involving human subjects in order to ensure the protection of subject rights, safety and well-being. If the clinical studies demonstrate that the potential therapeutic benefits outweigh associated risks, a clinical trial sponsor may file a New Drug Submission, or NDS, with Health Canada.

An NDS is a request for approval to market a new drug in Canada, and it contains information gathered regarding the safety, efficacy and quality of a drug. The NDS includes preclinical and clinical trial results, and information regarding therapeutic claims, side effects, production, packaging and labelling. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug to the satisfaction of Health Canada. Health Canada must approve an NDS and issue a Notice of Compliance, or NOC, and a Drug Identification Number, or DIN, before a drug may be marketed Canada.

Drugs approved for marketing in Canada but remaining on Schedule III of the CDSA will still be subject to the restrictions contained therein. To date, no drugs containing psilocybin or psilocin have been issued a NOC in Canada.

The United States

In the United States, the Drug Enforcement Administration, or DEA, the Food and Drug Administration, or FDA, and other regulatory authorities at federal, state and local levels, extensively regulate the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labelling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and their APIs. Importantly, the United States’ federal Controlled Substances Act, or CSA, the Controlled Substances Import Export Act, or the CSIEA, and their implementing regulations regulate the substances we intend to manufacture, refine and export to the United States.

The Controlled Substances Act

Controlled substances are defined as drugs or other substances that have a potential for abuse. The CSA imposes registration, security, recordkeeping and reporting, storage, disposal and other requirements on any person or entity that manufactures, distributes, dispenses, imports, exports, or conducts research with controlled substances. These requirements have been established to prevent the diversion of controlled substances to illicit channels of commerce while providing for the legitimate medical and scientific needs of the United States. The United States Attorney General has delegated responsibility for the regulation of controlled substances to the DEA.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I controlled substances are those that have a high potential for abuse, have no currently accepted medical use in the United States and are not accepted as capable of being safely used under medical supervision. Substances having a currently accepted medical use, including pharmaceutical products, may be listed as Schedule II, III, IV or V controlled substances, with Schedule II controlled substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V controlled substances presenting the lowest relative potential for abuse and dependence. The regulatory requirements are more restrictive for handlers of Schedule II controlled substances than Schedule III-V controlled substances. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist in most situations, and cannot be refilled. Psychotropics such as psilocybin, psilocin, DMT and MDMA are regulated as Schedule I controlled substances, and have the strictest controls imposed upon their use for any purpose.

Scheduling determinations by the DEA are dependent on FDA approval of a substance or a specific formulation of a substance for medical use and marketing in the United States. Therefore, while psilocybin and the other psychedelic substances we may cultivate and manufacture are primarily Schedule I controlled substances, products approved by FDA for medical use and marketing in the United States that contain psilocybin or another such substance would be placed in Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement. If and when a product candidate developed by one of our clients receives FDA approval, the DEA will likely make a scheduling determination and place it in a schedule other than Schedule I in order for it to be prescribed to patients in the United States.

Registration to Handle Schedule I Substances Required by U.S. Facilities

While we are required to comply with Canadian law governing manufacture and export of controlled substances, our U.S. clients will be required to comply with DEA policy regarding the handling — including the import — of the U.S.-designated Schedule I substances they purchase from us. Facilities conducting research, manufacturing, distribution, importation, exportation, or dispensing of any controlled substances must register and receive a certificate of registration from the DEA. In order to obtain DEA registration, the facilities will first need to register with the narcotics enforcement department of the state in which they are located. Once a facility receives a certificate of registration from the DEA, it is referred to as a registrant. Registrants must have the security, control, recordkeeping, reporting, and inventory mechanisms required by the DEA to prevent loss and diversion of any controlled substances.

Several categories of registrations are available, depending on a registrant’s principal activity. These categories are:

●	Manufacturing (bulk or dosage form)

●	Distributing

●	Reverse Distributing (controlled substance waste disposal)

●	Dispensing or Instructing (for medical practitioners, hospitals/clinics, pharmacies and teaching institutions)

●	Research with Schedule I substances

●	Research with Schedule II through V substances

●	Narcotic Treatment Program

●	Importing

●	Exporting

●	Chemical Analysis

The certificate of registration will specify the exact substances authorized to be used and the activities the registrant is authorized to engage in. Any facility that engages in more than one group of independent activities must obtain a separate registration for each group of activities, unless the additional activities are listed as “coincident activities” to the primary activity for which a registration is issued. For instance, manufacturing registrants may, as an activity coincident to the primary activity of manufacturing, distribute the class of substance for which registration was issued.

DEA registrations must be renewed annually, except for dispensing facility registrations, which must be renewed every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Our U.S. clients must receive certificates of registration before they may apply to import our products.

A new application for registration will include a DEA field investigation, analysis and review of the application at DEA headquarters, and a request for any other information that the DEA deems necessary. Applications for importers or bulk manufacturers of controlled substances are published in the Federal Register, and other registered bulk manufacturers may submit comments or objections to the new registration.

All applicants and registrants must provide effective controls and procedures to guard against theft and diversion of controlled substances. In evaluating the overall security system of a registrant or applicant, the DEA will consider, among other things, the adequacy of the applicant’s system for monitoring the receipt, distribution, and disposition of controlled substances in its operations. The DEA may deny an application for registration if it finds that the registration is inconsistent with the public interest, which is determined by considering:

●	maintenance of effective controls against diversion into other than legitimate medical, scientific, research, or industrial channels by limiting the importation and bulk manufacturer of controlled substances to establishments that can produce an adequate and uninterrupted supply of these substances under adequately competitive conditions for legitimate medical, scientific, research, and industrial purposes;

●	compliance with applicable state and local law;

●	prior conviction records of applicants relating to the manufacture, distribution, or dispensing of controlled substances;

●	past experience in the applied for activity, and the existence in the establishment of effective controls against diversion;

●	for manufacturing registrants, promotion of technical advances in the art of manufacturing the controlled substances and the development of new substances; and

●	other factors as may be relevant to and consistent with the public health and safety.

Failure to comply with applicable requirements of registration, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on a registrant’s business, operations and financial conditions. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Registration Requirements for Research Facilities

We anticipate that some of our clients will be research facilities at U.S. academic institutions or companies conducting research. Such research facilities that wish to study Schedule I controlled substances must, in addition to meeting the applicable requirements described above, send their research protocol to the DEA. The research protocol must include a statement of the purpose of the research project; the researchers’ institutional affiliation and qualifications; the name of the Schedule I substances involved and the amount of each needed; and the source of the Schedule I substances, including whether they will be provided by a domestic or foreign manufacturer; a description of the research to be conducted; a statement of the security provisions for storing and dispensing the substances in a way that prevents diversion; and a statement of the quantity and sources of the substances to be manufactured or imported. All of the foregoing will be submitted by the DEA to the Department of Health and Human Services (HHS) for approval. The research registrant must justify the need for import of the substances, and HHS must approve the importation as part of the research protocol. If the registrant has already submitted an Investigational New Drug, or IND, application to the FDA, proof of such application may be submitted to the DEA in lieu of the foregoing.

If a research registrant needs to increase the quantity of a Schedule I substance used for an approved research project, a request must be submitted to the DEA, which will forward the request to FDA for approval. Any change in the research protocol likewise must be submitted to the DEA. Facilities registered to conduct research with Schedule I controlled substances may conduct research only with the substances for which the facility’s research protocol was approved.

In September 2021, the U.S. Office of National Drug Control Policy (ONDCP) issued a legislative proposal to the U.S. Congress to amend the process for obtaining a DEA registration for research with Schedule I substances to align it more closely with Schedule II research registrations. If implemented, the changes may shorten the timeline and simplify the paperwork required for U.S. research facilities to obtain registrations allowing them to access Schedule I substances for scientific purposes. On December 2, 2021, the DEA expressed support for ONDCP’s proposal via written testimony submitted to a House Energy and Commerce subcommittee.

U.S. Import Regulations Applicable to Schedule I Substances

Once registered, our U.S. clients must apply for permission from the DEA to import our APIs. Import of Schedule I substances into the United States is governed by the CSIEA and its implementing regulations. Although it is generally unlawful to import Schedule I substances into the United States, certain specified substances may be imported if the DEA finds such import would serve medical, scientific or other legitimate purposes. Specifically, an application to import Schedule I substances may be authorized if competition among domestic manufacturers of the controlled substance is inadequate and will not be rendered adequate by the registration of additional manufacturers, or, if the domestic supply of any controlled substance is inadequate for scientific studies.

As described above, DEA registrations comprise various categories based on the primary activity of the registrant. Only three of the DEA registration categories allow the registrant to apply for authorization to import Schedule I substances: research, import, and chemical analysis. Registrants, such as manufacturers and distributors, without the ability to import must obtain controlled substances from another entity registered under one of the following categories:

●	“Research — Schedule I” registration. The primary activity of this category of registrants is research with Schedule I substances. Coincident activities include: manufacture or import of the “basic class” (i.e., encompassing all the chemical forms) of substance or substances for which registration was issued (provided that such manufacture or import is set forth in the research protocol approved by FDA), and distribution of such class to persons registered or authorized to conduct research with such class of substance or registered or authorized to conduct chemical analysis with controlled substances. We anticipate that the majority of our prospective clients will pursue DEA registration under this category.

●	“Importing” registration. The primary activity of this category of registrants is importation of controlled substances specified on the registration. Coincident activities include distribution of that substance or class for which registration was issued. Importers may not distribute any substance or class for which not they are not registered. Applications for import registrations are subject to a notice and comment period during which bulk manufacturers of the affected basic classes may file written comments or objections to the issuance of the proposed registration.

●	“Chemical Analysis” registration. The primary activity of this category of registrants is analysis of controlled substances. Coincident activities include manufacture and import controlled substances for analytical or instructional activities; distribution of such substances to persons registered or authorized to conduct chemical analysis, instructional activities, or research with such substance; and the conduct of instructional activities with controlled substances.

In addition to needing a registration for their primary activities, the above registrants must apply for import permits from the DEA to import particular shipments. A separate permit is required for each shipment of a Schedule I substance to be imported. The DEA is authorized to issue an import permit if it finds that the domestic supply of particular substance is inadequate for scientific studies or to meet the needs of an emergency, or, in any case, if it finds that competition among domestic manufacturers of the controlled substance is inadequate and will not be rendered adequate by the registration of additional manufacturers. U.S. policy favors domestic production of controlled substances. If there are domestic manufacturers of the Schedule I substances, the registrant will have to justify the need for import. If an import permit is approved, it must describe the precautions that the applicant will take to guard against storage or in-transit losses, such as ensuring that shipping containers are unmarked. Applicants must indicate the source of the substances, the port of entry into the United States, the name of the importing carrier or vessel, and the date the shipment will leave the foreign port or country. Registrants are responsible for selecting common or contract carriers that can provide adequate security to guard against in-transit losses.

The DEA will send a copy of the import permit to the Canadian authorities (the country of export) and our importing registrant-clients will be required to submit a copy of the import permit and information about the transaction to the customs officer at the port of entry. If shipments are denied release by a customs officer at the port of entry for any reason, the importer must submit a new application for an import permit. After receipt of the Schedule I substance, registrants must submit a follow-up report to the DEA, confirming receipt and conformity of the shipment to the import permit.

Some of our clients may wish to register as importers, with importation as their primary activity and distribution as a coincident activity. The DEA grants an importer registration if it determines that “such registration is consistent with the public interest and with United States obligations under international treaties, conventions, or protocols.” The DEA is required to limit imports by registered importers to amounts necessary to provide for the medical, scientific, or other legitimate needs of the United States in the case that competition among domestic manufacturers of the controlled substance is inadequate and will not be rendered adequate by the registration of additional manufacturers. In determining whether domestic competition is adequate, the DEA must consider price rigidity, conditions of supply and demand, and the extent of service and quality competition among the domestic manufacturers. The fact that there are only a small number of registered manufacturers for a particular controlled substance is not indicative of a lack of competition.

Customs Considerations

The importation of goods into the United States is managed by U.S. Customs and Border Protection, or CBP. In addition to complying with DEA policy regarding importation of Schedule I substances, our clients must also ensure that shipments comply with CBP laws and regulations regarding the importation of merchandise from foreign countries. CBP requires the use of shipping manifests, bills of lading, inspection of merchandise, payment of duties, if applicable, and reporting. The Toxic Substances Control Act, or TSCA, requires that importers of any chemicals include a certification that the chemical either complies with the TSCA or is exempt from the TSCA. Failure to follow CBP and TSCA requirements may result in detention or even destruction of shipments.

Procurement Quotas

Some of our clients may be U.S. registered manufacturers who plan to convert our bulk APIs into dosage forms or into other substances. These U.S. registrants must obtain procurement quotas from the DEA. Procurement quotas set a ceiling on the amount of a Schedule I or II controlled substance a registered manufacturer may obtain for conversion into dosage form or other substances. A separate application for a procurement quota must be submitted for each Schedule I or II substance a manufacturer wants to acquire. The applications must state the purpose for which the substance is being acquired, and the quantity desired for that purpose during a calendar year. Procurement quota applications must be submitted by April 1 of the year preceding the calendar year for which the procurement quota will apply. Only manufacturers who plan to convert bulk quantities of controlled substances into dosage form or into other substances must apply for a procurement quota; research registrants and chemical analysis registrants are not required to apply for procurement quotas.

Manufacturers that have been issued a procurement quota may request an adjustment to the quota by applying with the DEA and showing the need for the adjustment. An increase to a procurement quota is at the discretion of the DEA. If there exist sufficient domestically-produced quantities of a certain Schedule I or II substance, the DEA may limit the issuance of import permits.

Production Quotas

Similar to procurement quotas, production quotas set a ceiling on the amount of bulk Schedule I or II substances that may be manufactured in, or imported into, the United States in any given year. The country’s aggregate production quota, or APQ, reflects the total quantity of each basic class of controlled substances in Schedule I or II necessary to be manufactured in the United States in a given year to provide for the estimated medical, scientific, research, and industrial needs of the country, for lawful export requirements, and for the establishment and maintenance of reserve stocks. The APQ can be adjusted at any time, but only at the discretion of the DEA. The APQ is divided among registered bulk manufacturers as individual manufacturing quotas. Registered bulk manufacturers wishing to manufacture bulk quantities of Schedule I or II controlled substances in the United States must apply for individual manufacturing quotas every year, and may not manufacture more than their assigned allotment without a modification to their manufacturing quota from the DEA. The APQs and individual manufacturing quotas are established in terms of bulk quantities of each basic class of controlled substances, and not in terms of individual pharmaceutical dosage forms prepared from, or containing a controlled substance. The DEA recently increased the 2021 aggregate production quotas for psilocybin, psilocin, MDMA, and DMT. It has proposed increased 2022 aggregate production quotas for psilocybin, psilocin, MDMA, DMT, LSD, mescaline, 5-MeO-DMT, and MDA.

State and Local Regulation of Psychedelics

Each state in the Unites States also maintains separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including Narcotics Control Boards and Boards of Pharmacy, regulate use of controlled substances in each state. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule a controlled substance or product containing a controlled substance. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. However, any state law in positive conflict with the CSA is superseded by the CSA.

Nonetheless, beginning with the state legalization of cannabis for medical use in California in 1996, U.S. jurisdictions have been modifying their own controlled substance laws and criminal enforcement policies to allow for broader manufacture, distribution, dispensing, and possession of certain controlled substances, in contravention of the CSA. While cannabis has been the most widespread example of this tension between state and federal law, the therapeutic use of psychedelics is now gaining traction in U.S. cities and states. For instance, the city and county of Denver voted in 2019 to make the enforcement of any laws imposing criminal penalties for the personal use and personal possession of psilocybin mushrooms the lowest law enforcement priority in the city and county of Denver, and in Oregon, Measure 109 was passed in November 2020 directing the Oregon Health Authority, or OHA, after a two-year development period, to license and regulate the manufacturing, transportation, delivery, sale and purchase of psilocybin products and the provision of psilocybin services. Oakland and Santa Cruz, California, Washington, D.C., and Ann Arbor, Michigan have declared the enforcement of laws that criminalize the non-commercial planting, cultivating, purchasing, transporting, distributing, possessing or engaging in practices with entheogenic plants among their lowest law enforcement priorities. Forty-one states and the U.S. Congress have adopted “right-to-try” laws, allowing patients with terminal conditions to try investigational drugs which have passed Phase I clinical trials but have not yet been approved for general use. The investigational drugs accessible via right-to-try laws include psychedelics-based drugs. In September 2021, the Washington State attorney general argued in defense of the state’s right-to-try laws in a case challenging the DEA’s assertion that it has no authority to help practitioners implement the laws. The case arose from a doctor’s request to give psilocybin to terminally ill patients.

Although jurisdictions in the United States have decriminalized or even legalized and regulated psychedelics to varying extents, employing varying regulatory frameworks, participation in these state frameworks would be in violation of the CSA and could lead to federal prosecution, including seizure of assets and criminal penalties. We will only be able to distribute our products to DEA-registered facilities and cannot participate in state-specific psychedelics markets that are in contravention of U.S. federal law.

Bringing New Drugs to Market

We expect that many of our clients will purchase our products for purposes of conducting research and development, and ultimately obtaining regulatory approval for and commercializing, drug products designed to treat a range of mental health and cognitive conditions. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, its implementing regulations and other laws. Failure to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labelling, export, import, distribution, or sale may lead to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. A failure to comply with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions, which could include the imposition of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation, including good laboratory practice, or GLP, requirements for safety/toxicology studies and the Animal Welfare Act, which is enforced by the Department of Agriculture. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to FDA as part of an IND. An IND is a request for authorization from FDA to administer an investigational product to humans and must become effective before clinical trials may begin.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with good clinical practice, or GCP, requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an institutional review board for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

●	Phase 1 — Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2 — Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and administration schedule and to identify possible adverse side effects and safety risks. Phase 2 clinical trials are typically controlled and conducted in a limited patient population.

●	Phase 3 — Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labelling. In most (though not all) cases, FDA requires two adequate and well controlled Phase 3 clinical trials to support approval of a drug. The Multidisciplinary Association for Psychedelic Studies recently completed Phase 3 trials of a study evaluating MDMA-assisted therapy for severe PTSD.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labelling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.

Drugs approved for marketing in the United States but remaining on Schedule II will still be subject to the import permit requirements described herein. If an approved nonnarcotic drug is listed on Schedule III, IV, or V in the United States, but remains listed on Schedule I or II of the 1971 Convention, it will also continue to be subject to the import regulations described herein. If an approved nonnarcotic drug in the United States is listed on Schedule III, IV, or V in the United States and is not listed on Schedule I or II of the 1971 Convention, then it will be subject to modified import regulations. Specifically, this type of approved drug may be imported pursuant to a controlled substances import declaration filed with the DEA no less than 15 days prior to the shipment’s anticipated date of release by a custom’s officer. If we will be supplying the finished dosage form an approved Schedule III, IV, or V drug which is not listed on Schedule I or II of the 1971 Convention, our products may be imported using an import declaration. If, however, we will be supplying bulk APIs for use in manufacturing such drugs, and those APIs remain on Schedules I or II in the United States, they will be subject to the import permit requirements described herein.

From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and its product candidates.

Employees and Human Capital Resources

As of August 15, 2023, we had 2 employees, being our Chief Executive Officer and Chief Financial Officer. All other of our executive officers provided services to us as independent consultants. We have in the past, and may in the future, hire additional employees and engage consultants and advisors, if and to the extent our management team determines that such actions would be helpful to implement our business plans and strategy. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees and consultants to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, consultants and advisors. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

●	Talent development, compensation, and retention. We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We provide a competitive benefits package designed to attract and retain a skilled and diverse workforce. We also offer employees a 401(k) plan.

●	Health and safety. Employee health and safety in the workplace is one of our core values. One of the ways in which we support the health and safety of our employees includes a generous health insurance program.

●	Inclusion and diversity. We are committed to efforts to increase diversity and foster an inclusive work environment that supports our workforce.

Our top priority during the ongoing COVID-19 pandemic remains protecting the health and well-being of our employees, consultants, customers, partners and communities. Since the onset of the COVID-19 pandemic, we have maintained a work-from-home policy for all our employees and consultants.

ITEM 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Risks Related to Our Financial Position, Limited Operating History and Capital Requirements

We have incurred operating losses since inception and anticipate that we may continue to incur operating losses. We may not achieve or maintain profitability in the foreseeable future.

We have experienced operating losses and cash outflows from operations since incorporation and will require ongoing financing to continue our research and development and production activities. Our success is dependent upon our ability to finance our cash requirements to continue our activities. There may be a risk of default on these liabilities and other liabilities of our business if we cannot raise additional funds through the issuance of additional equity securities, through loan financing, or other means. Our comprehensive loss for the fiscal year ended June 30, 2023 was $8.7 million. As of June 30, 2023, we had an accumulated deficit of $44.4 million. We may incur operating losses for the next several years, and we may not achieve or sustain profitability in the foreseeable future.

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

As of June 30, 2023, we had cash and cash equivalents of approximately $1.7 million. We may need to raise additional capital, which cannot be assured. Moreover, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favourable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of June 30, 2023, we have entered into a credit facility pursuant to which we can borrow up to $5.0 million. As of June 30, 2023, no amounts had been borrowed under the credit facility.

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

Research regarding the potential medical benefits, viability, safety, efficacy, addictiveness, dosing and social acceptance of psychedelic and other psychotropic products remains in early stages. There have been relatively few clinical trials on the benefits of such products. Although we believe that the currently available studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of psychedelic and other psychotropic products, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, psychedelics-based raw material precursors and APIs. Given these risks, uncertainties and assumptions, potential investors should understand that the breadth of application of psychedelics-based medicines may not be as expansive as the existing research suggests. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report or reach negative conclusions regarding the potential medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to psychedelic and other psychotropic products, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations.

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

We intend to cultivate, extract and purify medical-grade psilocybin and other psychedelics-based products and to offer them to appropriately licensed research institutions, biopharmaceutical companies and other parties who are engaged in discovery and development with respect to psychedelics-based medicines. These clients may include universities, large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations, and they may purchase our products in order to develop, obtain regulatory approval for and commercialize therapies for a range of conditions, including but not limited to major depressive disorder, post-traumatic stress disorder, substance addiction, and other conditions. While we believe that we will be able to obtain significant revenues from the sale of our products for research and development purposes, we estimate that the vast majority of the economic value of the relationships we aim to establish with these potential clients is in the downstream revenues that may result if they are successful in obtaining regulatory approval for and commercializing psychedelics-based medicines. As a result, our future growth is dependent on the ability of our potential clients to successfully develop and commercialize these therapies. Due to our reliance on the success of our client’s development and commercialization efforts, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our clients. We are making significant investments in our manufacturing capabilities and developing our extraction and purification techniques because we believe in the vast potential of psychedelics-based medicines to treat a range of conditions. However, there can be no assurance that our clients will successfully develop, secure marketing approvals for and commercialize any drug candidates based on psychedelics. As a result, we may not realize the intended benefits of our investments in our business and may not be able to sell sufficient quantities of our products to achieve and maintain profitability. To date, we have not yet sold any products and only a limited number of psychedelics-based medicines have been approved by Health Canada and the FDA.

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

If we are a PFIC, a U.S. Holder would be subject to adverse U.S. federal income tax consequences, such as ineligibility for certain preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. However, U.S. Holders should be aware that there can be no assurance that we will satisfy the record keeping requirements that apply to a QEF, or that we will supply U.S. Holders with information that such U.S. Holders require to report under the QEF election rules, in the event that we are a PFIC and a U.S. Holder wishes to make a QEF election. Thus, U.S. Holders may not be able to make a QEF election with respect to their common shares. For more information, see the discussion below under “Material U.S. Federal Income Tax Considerations for U.S. Holders – PFIC Rules.” You are urged to consult your tax advisors regarding the potential consequences to you if we were or were to become a PFIC, including the availability, and advisability, of, and procedure for making, any elections which may in certain circumstances mitigate the adverse tax consequences of the PFIC rules.

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

Based on the number of shares outstanding on a fully diluted basis as of June 30, 2023, our executive officers, directors and director nominees, and 5% shareholders beneficially own approximately 16.97% of our common shares. Non-executive employees and consultants beneficially own an additional 0.15% of our common shares on a fully diluted basis. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

The lock-up agreements pertaining to the IPO expired in August. If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common shares in the public market, the trading price of our common shares could decline.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include share-based payments, provision for income taxes and useful lives of property, plant and equipment and intangibles. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.

Our principal executive office is located at 301-1321 Blanshard Street, Victoria, British Columbia, Canada V8W 0B6. Our research, development, and manufacturing facility is located near Victoria, British Columbia, Canada. We rent approximately 25,000 square feet of space which includes compartmentalized production bays, testing and analytics laboratories, and dedicated office space.

We believe that our facilities are generally in good condition and suitable to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock began trading on the Nasdaq Capital Market under the symbol LSDI on February 9, 2023.

As of June 30, 2023, there were approximately 258 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on October 12, 2023 was $0.395.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our Common Stock will be at the discretion of our Board and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of June 30, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(b)
Equity compensation plans approved by shareholders	196,667	2.08	—
Equity compensation plans not approved by shareholders	394,448	2.51	2,028,329
Total	591,115	2.20	2,028,329

Equity Compensation Plans

2021 Equity Incentive Plan

Our Lucy Scientific Discovery Inc. 2021 Equity Incentive Plan, or the 2021 Plan, became effective upon the effectiveness of the Registration Statement on February 18, 2023. A summary of the material terms of the 2021 Plan follows below.

The 2021 Plan authorizes the award of both equity-based and cash-based incentive awards, including: (i) stock options (both incentive stock options and nonqualified stock options), (ii) stock appreciation rights, or SARs, (iii) restricted stock awards, or RSAs, (iv) restricted stock units, or RSUs, and (v) cash or other stock based awards. Incentive stock options may be granted only to employees. All other types of awards may be issued to employees, directors, consultants and other service providers.

Shares Subject to 2021 Plan. We have reserved 2,619,444 of our common shares for issuance under our 2021 Plan.

The following common shares will be added (or added back) to the shares available for issuance under the 2021 Plan:

●	Common shares subject to 2019 Plan or 2021 Plan awards that expire, terminate or are cancelled or forfeited for any reason after the effectiveness of the 2021 Plan;

●	Common shares that after the effectiveness of the 2021 Plan are withheld to satisfy the exercise price of an option issued under the 2019 Plan or the 2021 Plan; and

●	Common shares that after the effectiveness of the 2021 Plan are withheld to satisfy tax withholding obligations related to any award under the 2019 Plan or the 2021 Plan.

However, the total number of common shares underlying 2019 Plan awards that may be recycled into the 2021 Plan pursuant to the above-described rules will not exceed shares.

Administration. We expect that our 2021 Plan will be administered by our compensation committee. The administrator of the plan will have the authority to, among other things, interpret the plan and award agreements, select grantees, determine the vesting, payment and other terms of awards, and modify or amend awards. Our compensation committee may delegate to one or more of our officers the authority to issue awards under the 2021 Plan to grantees who are not executive officers, subject to parameters established by the compensation committee.

Stock options. The 2021 Plan provides for the grant of both incentive stock options and non-qualified stock options to purchase our common shares at a stated exercise price. The exercise price of stock options granted under the 2021 Plan must be at least equal to the fair market value of our common shares on the date of grant. The maximum term of options granted under our 2021 Plan is ten years.

Our compensation committee may provide in the terms of the applicable award agreement that the participant may exercise an unvested portion in exchange for restricted stock subject to the same vesting terms as the option.

Stock appreciation rights. An SAR provides for a payment, in cash or our common shares or a combination of both, to the holder based upon the difference between the fair market value of our common shares on the date of exercise and a predetermined exercise price, multiplied by the number of shares. The base price of a SAR must be at least the fair market value of a common share on the date of grant. SARs may not have a term that is longer than ten years from the date of grant.

Adjustments. In the event of certain corporate events or transactions (such as a merger, consolidation, reorganization, recapitalization, stock split, reverse stock split, spin-off, stock dividend, or similar transaction or change in our capital structure), our compensation committee will make adjustments or substitutions to the number and kind of shares that may be issued under the 2021 Plan, the number and kind of shares subject to outstanding awards, the exercise price or base price of outstanding awards, and/or any other affected terms and conditions of the 2021 Plan or outstanding awards, in each case as it deems appropriate and equitable.

Restricted stock awards. An RSA is an issuance of our common shares subject to forfeiture restrictions that lapse based on the satisfaction of service and/or performance conditions. The price, if any, of each share subject to an RSA will be determined by the compensation committee. During the vesting period, a participant will have the right to vote and receive any dividends with respect to restricted stock, provided that our compensation committee may specify that any such dividends are subject to the same vesting schedule as the shares to which they relate.

Restricted stock units. RSUs represent the right to receive our common shares (or cash equal to the value of such shares) at a specified time in the future, following the satisfaction of specified service and/or performance conditions.

Cash or other stock based awards. Cash or other stock based awards (including awards to receive our unrestricted common shares or immediate cash payments) may be granted to participants. Our compensation committee will determine the terms and conditions of each such award, including, as applicable, the term, any exercise or purchase price, performance goals, vesting conditions, and other terms and conditions. Payment in respect of a cash or other stock based award may be made in cash, our common shares, or a combination of both, at the discretion of our compensation committee.

Change in control. Upon or in anticipation of a change in control (which includes certain merger, asset or stock transactions, certain changes in our board composition and any other event deemed by our board of directors to constitute a change in control), our compensation committee may take such actions as it deems appropriate with respect to outstanding awards under the 2021 Plan. Such actions may include (among other things) the acceleration of award vesting, the substitution of awards, the cancellation of unexercised or unvested awards and the redemption or cashout of awards. In the discretion of our compensation committee, any cash or other substitute consideration payable upon redemption or cashout of an award may be subjected to the same vesting terms that applied to the original award, or earn-out, escrow, holdback or similar arrangements comparable to those applicable to stockholders in connection with the change in control. The compensation committee need not treat all outstanding awards in an identical manner.

Repricing. The compensation committee may in its discretion: (i) cancel options or stock appreciation rights outstanding under the 2021 Plan in exchange for new options or stock appreciation rights with a lower exercise or base price per share; (ii) cancel underwater options or stock appreciation rights outstanding under the 2021 Plan in exchange for consideration payable in our equity securities or cash; or (iii) otherwise directly reduce the exercise or base price of options or stock appreciation rights outstanding under the 2021 Plan.

Clawback. Awards under the 2021 Plan will be subject to clawback or recoupment pursuant to any applicable policy, law or exchange listing requirement in effect from time to time.

Transferability. Except for certain estate planning transfers authorized by the compensation committee, awards granted under the 2021 Plan are generally nontransferable except by will or by the laws of descent and distribution.

Amendment and termination. Our board of directors may amend our 2021 Plan at any time, subject to stockholder approval if required by applicable law or exchange listing requirement. The 2021 Plan will terminate ten years after it becomes effective.

2019 Stock Option Plan

Our HNCI Stock Option Plan was made effective May 27, 2019, or the 2019 Plan. Our Stock Plan was originally adopted to provide a share-related mechanism to attract, retain and motivate directors, employees, officers and consultants, to reward such of those directors, employees, officers and consultants as may be awarded options under the Stock Plan by the board from time to time for their contributions toward the long-term goals of the company.

As noted above, we expect to will cease granting awards under the 2019 Plan upon the effective date of our 2021 Plan (described above). Any outstanding awards will continue to be subject to the terms of the 2019 Plan and the applicable award agreements, until such awards are exercised or settled, or until they terminate or expire by their terms.

A summary of the material terms of the 2019 Plan follows below.

Options. Under the 2019 Plan, stock options to purchase our common shares may be granted to directors, officers, employees and consultants of the Company.

Administration. The 2019 Plan is administered by the Board, which may delegate some or all of its administrative duties thereunder.

Shares Subject to the Plan. The aggregate number of shares that could be issued at any time under the 2019 Plan is equal to 10% of the then-issued and outstanding common shares of the Company, on a rolling basis. The portion of options available for grants to directors is limited to 10% of the option under the 2019 Plan available for grant at any time. Under the 2019 Plan, if any option is exercised, expires or otherwise terminates for any reason, the number of common shares in respect of such option will again be available for the purposes of the 2019 Plan. As of March 15, 2021, the date on which the Board approved the 2021 Plan, there were 464,293 shares underlying options outstanding under the 2019 Plan.

Option Terms. Under the 2019 Plan, the Board fixes the term of each option, which may be no longer than five years. The exercise price will generally be no less than the fair market value of our common shares on the grant date. Unless otherwise determined by the Board, options granted under the 2019 Plan will vest quarterly over a three-year period.

Post-Termination Exercisability. Unless otherwise provided by the Board, options granted under the 2019 Plan remain exercisable following an option holder’s termination of service in accordance with the terms described below.

In the event that an option holder dies while his or her option remains outstanding, the 2019 Plan provides that the vested portion of the option will remain exercisable until the earlier of the original expiration date and one year from the date of the option holder’s death. In the event that a director terminates service for any reason other than death, the vested portion of his or her option will remain exercisable until the original expiration date of the option. In the event that an option holder ceases to provide services as an officer, employee or consultant for any reason other than death, the vested portion of the option will remain exercisable until the earlier of the original expiration date and 90 days from the termination date. Notwithstanding the foregoing, if an option holder ceases to provide services due to a termination by the Company for cause, the option will expire immediately.

Initial Public Offering. In connection with an IPO, the board may in its sole discretion determine the treatment of outstanding awards in a manner it deems fair and reasonable. This may include, without limitation, accelerating the vesting of options, requiring the option holder to exercise the vested portion of the option prior to the IPO or automatically exercising such option through a cashless exercise if the option holder fails to so exercise.

Triggering Event. If we are subject to a “Triggering Event” which means generally an offer by a third party to acquire the equity securities of the Company which at least 50% of the outstanding shares of the Company has agreed to accept; a merger or other consolidation after which the voting securities of the Company outstanding immediately prior to the transaction represent less than 50% of the voting securities after the transaction; or any other sale of the business of the company, as determined by the Board, the Board will determine in its sole discretion how to treat outstanding awards under the 2019 Plan in a manner it deems fair and reasonable in light of the circumstances. This may include, but is not limited to, one or more of the following: (i) acceleration of vesting; (ii) cancelling unvested options and upon reasonable notice to the option holders, cancelling unexercised vested options; (iii) providing for the assumption of or replacement of options with comparable stock options; (iv) cashing out in-the-money options; (v) automatically exercising options through a cashless exercise; or (v) deeming an option to have been exercised in full without any payment by the option holder. The board may also require the option holder to sell all of the common shares acquired upon the exercise of an option under the Triggering Event.

Adjustments. In the event that: (i) the common shares are changed into or exchanged for a different number or kind of shares of the company or securities of another corporation, whether through an arrangement, amalgamation, recapitalization, subdivision or consolidation; (ii) a dividend is paid in shares, other than in lieu of dividends paid in the ordinary course; or (iii) there is any other change that the Board, in its sole discretion, determines equitably requires an adjustment to be make, then, subject to any required action by any of the shareholders of the company, any term of the 2019 Plan or outstanding options that the Board determines requires adjustment will be adjusted by the Board in the manner the Board deems appropriate and its determination will be final, binding and conclusive.

Transferability. Under the 2019 Plan, options may generally not be assigned or transferred.

Plan Amendment and Termination. The Board may generally terminate or amend the 2019 Plan at any time, provided that such amendment does not alter the terms or conditions of any outstanding option without the option holder’s consent. The Board may in its discretion amend the terms of an outstanding option, subject to the consent of the option holder.

Preferred Stock

As of June 30, 2023, the Company does not have any shares of preferred stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is Vstock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Unregistered Sales of Equity Securities

We have previously disclosed in our 10-Qs and 8-Ks filed in fiscal year 2023 all fiscal year 2023 sales of securities without registration under the Securities Act of 1933 except the following. Unless otherwise noted, these shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering.

On July 4, 2023, the Company issued 100,000 common non-voting shares pursuant to a mutual settlement and release agreement.

On July 5, 2023, the Company cancelled 104,167 common non-voting sha-res which had previously been issued pursuant to a donation to the Austin Community Foundation.

On August 1, 2023, the Company issued 187,500 common non-voting shares to the former Chief Executive Officer.

ITEM 6. [Reserved].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I – Item 1A. Risk Factors.”

Business Overview

We are an early-stage psychotropics contract manufacturing company focused on becoming the premier contract research, development, and manufacturing organization for the emerging psychotropics-based medicines industry. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. A Dealer’s Licence authorizes us to develop, sell, deliver, and manufacture (through extraction or synthesis) certain pharmaceutical-grade active pharmaceutical ingredients, or APIs, used in controlled substances and their raw material precursors. Our mission is to make our products and research services available to our clients for the development of medicines and experimental therapies to address certain psychiatric health disorders and other medical needs. Since current Canadian regulations prohibit the commercial sales of APIs and other products we intend to produce, APIs and such other products would only be authorized for sale in Canada for clinical testing purposes in an “institution,” for the purpose of determining the hazards and efficacy of the drug, and for laboratory research in an institution by qualified investigators. Our mission is to make our products and research services available to our clients for the development of medicines and experimental therapies to address certain psychiatric health disorders and other medical needs. We cannot guarantee that we will receive such further approvals from Health Canada, and a failure to receive such further approvals would have a material adverse effect on our business and result in an inability to generate revenue from said substances. Further, as of the date of this Annual Report, we have not manufactured all of the psychedelics-based products allowable under the Dealer’s Licence.

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

Since our inception, we have devoted substantially all of our resources to establishing our 25,000 square foot manufacturing and research facilities, which is located near Victoria, British Columbia, researching potential products related to psychotropics-based therapies, pursuing the approval of our Dealer’s Licence from Health Canada, organizing and staffing our company, developing our business strategy, establishing our intellectual property portfolio, raising capital and engaging in other general and administrative activities to support and expand these efforts. To date, we have financed our operations primarily with proceeds from the sales of our common shares, convertible and non-convertible promissory notes, and from a bridge loan agreement. Until such time as we can generate significant revenue from our contract manufacturing and research services, as to which no assurance can be given, we expect to finance our cash needs through public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on commercially reasonable terms, or at all.

We have incurred net losses in each year since inception. Our net loss was $8,988,456 for the year ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $44,415,798 and we had cash and cash equivalents of $1,673,874. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our research efforts, the expansion of our product and research offerings and the timing of our other operating activities. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. We expect to incur increased expenses as we:

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

Recent Developments

On January 16, 2023, we entered into a strategic investment agreement, or the Strategic Investment Agreement, with Hightimes Holding Corp., or Hightimes, 1252240 BC LTD, a wholly-owned subsidiary of Hightimes, and Trans-High Corporation, a wholly-owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, or Advertising Credits, for three consecutive years, in exchange for 625,000 of our common shares. The Advertising Credits enable us to advertise (i) on all Hightimes publications, including the Hightimes print and website publications, and (ii) at all festivals and events conducted by Hightimes. Unless earlier terminated pursuant to the terms of the Strategic Investment Agreement, the Strategic Investment Agreement will terminate on December 31, 2025, which term may be extended by the parties to the Strategic Investment Agreement upon such terms and conditions as the parties may mutually agree. Paul Abramowitz, one of our directors, is the stepfather of the Executive Chairman of Hightimes. Mr. Abramowitz’s biological son is a beneficial owner of Roma Ventures, LLC, or Roma Ventures, an entity that owns approximately 6.00% of our issued and outstanding common shares. Benjamin Windle is the investment manager of Roma Ventures and has sole voting and investment control with respect to our common shares held by the Roma Ventures. Each of the Executive Chairman of Hightimes, Mr. Abramowitz and Roma Ventures are shareholders of Hightimes.

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

On February 16, 2023, we filed an amendment with our current Dealer’s License to add coca leaves, ketamine, methamphetamine, methadone, buprenorphine, diacetylmorphine (heroin), opium, thenaine (paramorphine), benzoylmethylecgonine (cocaine), fentanyl, hydromorphone, oxycodone, hydrocodone, morphine and codine to the list of approved substances that it is authorized to manufacture. The shift toward a public health response to the drug crisis should provide greater opportunities for people who use substances to connect with a growing range of harm reduction and treatment options. Currently, we focus on the development and sale of psychedelic drugs for research purposes.

On February 27, 2023, we agreed to our first commercial sale to the prestigious Hadassah BrainLabs – Center for Psychedelics Research, Hadassah Medical Center, Hebrew University, Jerusalem, Israel. This first commercial sale of psilocybin, while modest in size, marks a key operational milestone for the company as we shift from pre revenue to revenue producing. This transaction establishes our ability to supply the global psychedelic community with compounds and services.

On March 20, 2023, we entered into adefinitive asset purchase agreement (the “APA”) with Wesana Health Holdings Inc. (“Wesana”) for the purchase of Wesana’s SANA-013 intellectual property and related assets (the “Transaction”). The Transaction provides an opportunity for the continued development of SANA-013 through the next phases of the US FDA regulatory process and for the Company to have economic exposure to any positive advancements in any such future research and development efforts by Lucy. On June 30, 2023, the Company entered into the First Amendment to the APA (the “First Amendment”). Pursuant to the First Amendment, the consideration to be paid for these assets is: (a) $300,000 in cash to be paid within 24 hours of the signing of the First Amendment; (b) upon the closing of the acquisition (the “Closing”), the Company will issue Wesana an aggregate of 1,000,000 shares of the Company’s common stock (the “Shares”); (c) $177,973.99 in cash payable in the following 4 installments: (i) $100,000.00 due on or before July 1, 2023; (ii) $25,991.33 due on or before October 1, 2023; (iii) $25,991.33 due on or before January 1, 2024; and (iv) $25,991.33 due on or before April 1, 2024, and (d) at the Closing, the Company will assume certain liabilities of Wesana which principally consists of $92,026.01 of trade payables owed by Wesana to a law firm.

On March 23, 2023, we launched a new line of unscheduled psychoactive compounds that are available for sale throughout the United States where permitted. This product line is named Mindful by Lucy and is the first line in the new family of brands contains Amanita Muscaria mushrooms, a psychoactive adaptogen. The product leverages the compounds of these mushrooms, and a proprietary blend of other natural functional ingredients, to create a transformative experience for consumers. We aim to distribute and market Mindful by Lucy through Hightimes’ websites and social channels. Lucy and High Times entered into a Strategic Investment Agreement in January 2023 whereby Lucy received $2.5 million in advertising credits in exchange for 625,000 of our common shares that will help launch the new brand into market through High Times channels and experiential events without cash outlays for marketing by Lucy. This new line is well-positioned to capitalize on the growing market for psychoactive alternatives, which Forbes predicts will double to over $5 billion in gross sales by 2025.

On June 30, 2023, the Closing of Wesana occurred. A total of $100,000 was paid by the Company to Wesana on July 5, 2023 and the Shares were issued on June 30, 2023.

On July 11, 2023, we announced the launch of Twilight by Lucy, a blend of Amanita and Reishi mushrooms that include a variety of other nootropics promoting improved cognitive function and enhanced sleep quality. This release comes on the heels of the recent launch of Mindful by Lucy. Both of these products are now available for purchase on the company’s official online store, www.buytrippy.com, as well as through Hightimes.com and other channels. Twilight by Lucy is a product designed to enhance and optimize consumer’s nightly sleep. The introduction of Twilight alongside Mindful underscores Lucy’s dedication to providing solutions in the psychotropic marketplace.

On July 24, 2023, Christopher McElvany resigned from his positions as the Company’s President and Chief Executive Officer and resigned as a member of the Company’s Board. The Company and Mr. McElvany agreed that his last day of employment was July 14, 2023. Mr. McElvany did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On July 24, 2023, the Board ratified the appointment of Richard Nanula (a member of the Board since February 2022) as CEO.

On September 6, 2023, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Hightimes to acquire the intellectual property of High Times. Hightimes owns all of the issued and outstanding shares of common stock of HT-Lucy Acquisition Corp., a Delaware corporation. Pursuant to the Stock Purchase Agreement, Hightimes agreed to sell to us all of the common stock of HT-Lucy Acquisition Corp. upon the terms and subject to the conditions of the Stock Purchase Agreement. In exchange for the common stock of HT-Lucy Acquisition Corp., we shall pay Hightimes as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) semi-annual earn-out payments (the “Hightimes Earn-Out Payments”) payable for the five (5) consecutive fiscal years ending on June 30, 2029, in amounts equal to three (3) times the adjusted EBITDA of HT-Lucy Acquisition Corp., calculated pursuant to the terms of the Stock Purchase Agreement. We have the discretion to pay the Hightimes Earn-Out Payments with either Buyer Common Stock or cash. At the closing, we will also cause HT-Lucy Acquisition Corp. to enter into an intellectual property license agreement pursuant to which HT-Lucy Acquisition Corp. will grant to an affiliate of Hightimes the exclusive right and license to utilize certain intellectual property rights to operate retail stores and to manufacture and sell THC products in the United States in return for a license fee of $1.0 million per year, increasing to $2.0 million per year upon Federal legalization.

On September 12, 2023, we entered into an amalgamation agreement (the “Amalgamation Agreement”) with Bluesky Biologicals Inc. (“Bluesky”) to acquire the Bluesky. Bluesky, through Bluesky Wellness Inc., owns a portfolio of plant-based wellness brands including Keoni, Keoni Sport, Blush Wellness and AMMA Healing. Pursuant to the Amalgamation Agreement, Bluesky will amalgamate with a wholly-owned subsidiary of the Company upon the terms and subject to the conditions of the Amalgamation Agreement. We shall pay Bluesky as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) earn-out payments (the “Bluesky Earn-Out Payments”) payable for the four (4) consecutive fiscal years ending on June 30, 2028, the six (6) month period ended June 30, 2024, and the six (6) month period ending December 31, 2028, in amounts equal to two and one half (2.5) times the adjusted EBITDA of Bluesky., calculated pursuant to the terms of the Amalgamation Agreement. We have the discretion to pay the Bluesky Earn-Out Payments with either Lucy common shares or cash.

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

Components of Operating Results

Net Product Sales

Net product sales consist primarily of sales of Mindful by Lucy which was launched in March 2023. The online order and receipt of full payment creates the customer contract. Revenue is measured based on the amount of consideration that we receive from customers when they place an order, reduced by estimates for return allowances. Performance obligation is the delivery of the ordered product to the customer and the performance condition is satisfied, and revenue is recognized, when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier.

Cost of Sales

Cost of sales primarily consists of the purchase price of Mindful by Lucy, shipping costs, payment processing and related transaction costs, and applicable sales taxes.

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

Impairment Loss

Impairment loss relates to the Company’s equipment as fair market value exceeded the carrying amount.

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

Loss on Debt Settlement

Loss on debt settlement relates to the issuance of 613,513 common shares as settlement of trade payables on IPO and 461,213 common shares issued as settlement of due to related parties on IPO. These common shares were issued at a 40% discount to IPO resulting in a non-cash loss on debt settlement.

Foreign Currency Translation Adjustment

The amount of foreign currency translation adjustment will fluctuate from period to period with changes in foreign exchange rates between Canadian dollars and U.S. dollars.

Results of Operations

Comparison of the Years Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

For the years ended June 30:	2023	2022
	$	$
Net product sales	7,048	—
Cost of sales	4,500	—
Gross profit	2,548	—
Operating expenses
Selling, general and administrative expense	5,767,881	3,469,479
Impairment loss	78,850	—
Total operating expenses	5,846,731	3,469,479
Operating loss	5,844,183	3,469,479

Non-operating expense (income)
Interest expense	1,966,143	2,064,547
Loss on debt settlement	1,178,183	—
Change in fair value of warrant liability	—	322,226
Other income	(53)	(136)
Net loss	(8,988,456)	(5,856,116)
Foreign currency translation adjustment	301,427	212,284
Comprehensive loss	(8,687,029)	(5,643,832)

Net product sales. Net product sales were $7,048 for the year ended June 30, 2023, compared to $nil for the year ended June 30, 2022. The increase is attributable to the launch of Mindful by Lucy through www.buytrippy.com.

Cost of sales. Cost of sales were $4,500 for the year ended June 30, 2023, compared to $nil for the year ended June 30, 2022. The increase is attributable to the launch of Mindful by Lucy through www.buytrippy.com. Cost of sales include the purchase price of our products, shipping costs, payment processing and related transaction costs, and applicable sales taxes.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5,767,881 for the year ended June 30, 2023, compared to $3,469,479 for the year ended June 30, 2022. The increase is attributable to increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. Included in selling, general and administrative expenses for the year ended June 30, 2023 was $951,088 in non-cash expense related to the issuance of common shares for consulting services, donation to the Austin Community Foundation, and shares to be issued to a consultant.

 Impairment loss. Impairment loss was $78,850 for the year ended June 30, 2023 related to the Company’s equipment as fair market value exceeded the carrying amount, compared to impairment loss of $nil for the year ended June 30, 2022.

Interest expense. Interest expense was $1,966,143 for the year ended June 30, 2023, compared to interest expense of $2,064,547 for the year ended June 30, 2022. During the year ended June 30, 2023, interest expense included $1,547,104 related to the warrants issued in connection with the line of credit. During the year ended June 30, 2022, interest expense included $1,627,181 related to the warrants issued in connection with the line of credit.

Loss on debt settlement. Loss on debt settlement was $1,178,183 for the year ended June 30, 2023 related to the issuance of 613,513 common shares as settlement of trade payables on IPO and 461,213 common shares issued as settlement of due to related parties on IPO. These common shares were issued at a 40% discount to IPO resulting in a non-cash loss on debt settlement. During the year ended June 30, 2022, loss on debt settlement was $nil.

Change in fair value of warrant liability. Change in fair value of warrant liability was $nil for the year ended June 30, 2023, compared to $322,226 for the year ended June 30, 2022. On December 8, 2021, the Company reclassified the 3,906,209 warrants valued at $6,392,476 from warrant liability to share capital as the exercise price became fixed for the warrants outstanding, since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price. Also on December 8, 2021, the Company issued 3,477,919 common shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD $0.018) per warrant.

Other income. Other income was $53 for the year ended June 30, 2023, compared to other income of $136 for the year ended June 30, 2022.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was income of $301,427 for the year ended June 30, 2023, compared to income of $212,284 for the year ended June 30, 2022.

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

Our comprehensive loss was $8,687,029 for the year ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $44,415,798 and cash of $1,673,874. The gross proceeds from the IPO were $7.5 million and the net proceeds were approximately $5.8 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company. Our primary use of cash is to fund operating expenses, which consist primarily of selling, general and administrative expenditures and expenditures for research and development activities when liquidity permits. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Our strategy for managing liquidity over the long-term is based on achieving positive cash flows from operations to internally fund operating and capital requirements. We continually monitor factors that may affect our liquidity. These factors include research and development costs, operating costs, capital costs, income tax refunds, foreign currency fluctuations, seasonality, market immaturity and a highly fluid environment related to state and federal law passage and regulations.

Working Capital

At June 30, 2023 and 2022, we had a working capital of $1,112,299 and a working capital deficiency of $3,911,421, respectively, as follows:

As of:	June 30, 2023	June 30, 2022
	$	$
Cash	1,673,874	53,379
Prepaid expenses and deposits	1,219,180	185,723
Accounts receivable	7,048	—
Other assets – GST receivable	62,649	13,232
Other receivable	336,706	—
Digital assets	—	34,106
Deferred financing costs, current	523,041	1,612,228
Total current assets	3,822,498	1,898,668
Accounts payable and accrued liabilities	1,291,063	2,814,532
Convertible notes, current	—	825,707
Due to related parties	1,019,894	1,775,372
Notes payable – related parties	—	305,082
Notes payable, current	60,423	—
Lease liability, current	338,819	89,396
Total current liabilities	2,710,199	5,810,089
Working capital (deficiency)	1,112,299	(3,911,421)

Cash Flows

Comparison of the Year Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

Net cash provided by (used in)	June 30, 2023	June 30, 2022
	$	$
Operating activities	(4,266,353)	(2,418,422)
Investing activities	(265,894)	(34,106)
Financing activities	6,192,288	2,250,238
Effect of exchange rate changes on cash	(39,546)	9,639
Cash, beginning of period	53,379	246,030
Cash, end of period	1,673,874	53,379

Operating Activities

Cash used in operating activities during the year ended June 30, 2023 was $4,266,353. The cash used in operating activities is attributable to the following:

●	Net loss of $8,988,456 due primarily to spend on selling, general and administrative expenses, non-cash interest expense and non-cash loss on debt settlement related to common shares issued on IPO as settlement of accounts payable and due to related parties. Included in net loss are non-cash items of $4,579,379 for the year ended June 30, 2023.

●	Movements in prepaid expenses and deposits decreased cash by $81,289 related to the payment of insurance premiums.

●	Movements in accounts receivable which decreased cash by $7,048 due to timing of receipt from product sales.

●	Movements in other assets including GST receivable which decreased cash by $49,188 due to timing of receipt from the Canadian government.

●	Movements in other receivable which decreased cash by $332,762 due to timing of receipt of funds garnished and paid into the British Columbia Supreme Court. These funds were subsequently received by the Company.

●	Movements in accounts payable and accrued liabilities which increased cash by $407,246 due to timing of payments to vendors.

●	Movements in lease liability which decreased cash by $305,452 due to contractual lease payments.

●	Movements in due to related parties which increased cash by $511,217 due to deferral of payments for various related parties.

Cash used in operating activities during the year ended June 30, 2022 was $2,418,422. The cash used in operating activities is attributable to the following:

●	Net loss of $5,846,116 due primarily to spend on selling, general and administrative expenses and non-cash interest and change in fair value of warrant liability. Included in net loss are non-cash items of $2,596,599 for the year ended June 30, 2022.

●	Movements in prepaid expenses and deposits increased cash by $6,899.

●	Movements in other assets including GST receivable which decreased cash by $97 due to timing of receipt from the Canadian government.

●	Movements in accounts payable and accrued liabilities which increased cash by $487,593 due to timing of payments to vendors.

●	Movements in lease liability which decreased cash by $226,217 due to contractual lease payments.

●	Movements in due to related parties which increased cash by $572,723 due to deferral of payments for various related parties.

Investing Activities

Cash used in investing activities during the year ended June 30, 2023 was $265,894 related to an initial $300,000 deposit on the Wesana Transaction which was partially offset by the sale of digital assets.

Cash used in investing activities during the year ended June 30, 2022 was $34,106 related to the purchase of digital assets through funds received on issuance of convertible notes.

Financing Activities

Cash provided by financing activities for the year ended June 30, 2023 was $6,192,288, which was the result of funds raised from the initial public offering and issuance of convertible notes which were partially offset by deferred issuance costs and the repayment of related party notes payable.

Cash provided by financing activities for the year ended June 30, 2022 was $2,250,238, which was the result of funds raised from the issuance of convertible notes, exercise of warrants and exercise of options which was partially offset by deferred issuance costs.

Indebtedness

In February 2021, we issued a convertible promissory note in the amount of $500,000 to Downwind Investments, LLC, (“Downwind”). Christopher McElvany, our former President and Chief Executive Officer, is the principal owner of Downwind. The convertible promissory note bears an interest rate of 8% per annum and matured on February 25, 2022 and maturity has been extended to the date of successful completion of our initial public offering. The outstanding principal amount and accrued interest under this convertible promissory note is convertible at the option of the holder into our common shares at a price of $1.58 per common share. On February 13, 2023, the closing date of our IPO, Mr. McElvany converted the outstanding principal amount of $500,000 and accrued interest of $78,575 under, this convertible promissory note into 366,187 of our common shares and the Company has no continuing obligation with respect to the convertible promissory note.

In November 2020, we entered into a credit agreement with Origo BC Holdings Ltd., (“the Origo Credit Agreement”). Under the Origo Credit Agreement, we obtained a line of credit in an aggregate principal amount of up to $5,041,541, of which we can request an advance of up to $377,644 in any calendar quarter. The Origo Credit Agreement has a term of three years, and all borrowings thereunder bear interest at a rate of 8% per annum. In the event of default, all outstanding indebtedness under the Origo Credit Agreement will bear interest at a rate of 15% per annum. As of June 30, 2023, there were no amounts outstanding under the Origo Credit Agreement. Pursuant to the Origo Credit Agreement, the Company issued 3,906,209 warrants to purchase 3,906,209 common shares. As of June 30, 2023, 428,290 warrants remained outstanding. For so long as any of the warrants are outstanding, Origo BC Holdings Ltd. shall have the right to appoint 40% of the members of the board of directors of the Company.

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

At the time of issuance of our financial statements as of and for the year ended June 30, 2023, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of the consolidated financial statements. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with our research and manufacturing efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements depend on many factors, including, but not limited to:

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

Despite the risks and uncertainties, management believes that we will have sufficient working capital to meet our liquidity needs through twelve months from the issuance date of the financial statements included in this Annual Report.

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

While our significant accounting policies are more fully described in the notes to our audited financial statements included elsewhere in this Annual Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Share-Based Payments

We account for our stock-based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the historical lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the share purchase options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.

Common Stock Valuation

As there was no public market for our common stock prior to February 13, 2023, the estimated fair value of our common stock has historically been determined by our board of directors, with input from management based upon the most recent cash common share offering to arms’ length parties. In addition to considering the most recent cash arms’ length third party offering, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

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

Subsequent to February 13, 2023, the fair value of our common stock has been determined based on the quoted market price of our common stock on the date of grant and discounted for any trading restrictions.

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

Recently Adopted Accounting Pronouncements

See the section titled “Notes to Consolidated Financial Statements — Note 2” included elsewhere in this Annual Report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

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

Our President and Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow for timely decisions regarding required disclosures, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company has certain material weaknesses in internal controls as described below:

●	Company lacks an effective control environment;

●	Company has not formally designed and implemented risk assessment controls;

●	Company has not formally designed and implemented monitoring controls; and

●	Company lacks segregation of duties in several areas, and its review controls are not considered operating effectively due to historical misstatements.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to the material weaknesses identified in part (a) of this Item 9A.

Pursuant to Regulation S-K Item 308(b), as the Company is not an accelerated filer nor a large accelerated filer, this Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended June 30, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of June 30, 2023:

Directors and Executive Officers	Position/Title	Age

Richard Nanula	Chief Executive Officer and Executive Chairman	63
Brian Zasitko CPA, CA	Chief Financial Officer	43
Assad J. Kazeminy, Ph.D.	Chief Scientific Officer	72
Paul Abramowitz(1)(2)	Director	67
Brittany Kaiser(1)(2)(3)	Director	34
Charles B. Nemeroff, M.D., Ph.D.(1)(2)	Director	73
Scott M. Reeves	Director	54
Livio Susin(3)	Director	68

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Richard Nanula has served as our Chair and a director since February 2022. Mr. Nanula is a highly experienced business advisor and senior executive with more than 35 years of experience in corporate finance and strategy. After receiving his MBA from Harvard Business School in 1986, he embarked on a 13-year tenure with the Walt Disney Company (Disney), serving 7 of those years as the corporation’s Executive Vice President and Chief Financial Officer. While at Disney, Nanula led numerous successful and innovative finance dealings including a first-ever 100-year bond issuance by an industrial company, a $20 billion acquisition of Capital Cities/ABC, and more than $3 billion in film financing. His time at Disney saw growth in company revenues from $2 billion to more than $20 billion and market capitalization from $3 billion to more than $40 billion. Upon leaving Disney, Nanula joined Starwood Hotels and Resorts, serving as the company’s President and Chief Operating Officer from 1998 to 2000. During this time, he led the integration of Starwood Hotels, Westin, and Sheraton ITT into a single $20 billion enterprise, forming the largest hospitality company in the world. In 2001, Mr. Nanula began working for the major biotechnology firm Amgen. During his 7-year term with the company serving as Executive Vice President of Finance and Strategy and Chief Financial Officer, he launched and successfully executed 5 acquisitions totalling $18 billion, including the largest in the history of the biotechnology industry at the time. Nanula also led a series of low-cost funding deals and extremely successful stock buy-back initiatives for the company. In 2008, Mr. Nanula joined Colony Capital as a Principal Officer responsible for global operations where he led the company’s acquisition of First Republic Bank for $1.5 billion, and its $2.5 billion IPO just 9 months later. Additionally, Nanula successfully led Colony Capital’s acquisition of Miramax Films for $650 million, a deal that was recently completed at a 3x equity multiple. In addition to his executive leadership background, Mr. Nanula also served as a board member for Boeing Corporation and Starwood Capital where he provided corporate guidance and oversight.

We believe that Mr. Nanula is qualified to serve on our board of directors due to his wealth of knowledge in corporate finance and transaction strategy as well as his experience in growth company leadership. His portfolio of professional successes can be attributed to his drive for opportunistic growth, strategic planning abilities, and aggressive execution standards.

Brian Zasitko, CPA, CA, has served as our Chief Financial Officer since January 1, 2023 and previously served as our Interim Chief Financial Officer from November 2021 to December 31, 2022. Since December 2018, he has been a Director of Invictus Accounting Group LLP, a professional services firm providing a host of finance, advisory and accounting services. From January 2020 to September 2023, he served as Chief Financial Officer of Lobe Sciences Ltd, a company developing psychedelic compounds as therapeutics for the treatment of mild traumatic brain injuries and post-traumatic stress disorder. From May 2015 to June 2018, he was the treasurer of the Oppenheimer Group, a worldwide marketer and distributer of fresh produce. He has an undergraduate degree from Simon Fraser University and a CPA (CA) from Certified Professional Accountants, British Columbia.

Dr. Assad J. Kazeminy, Ph.D. has served as our Chief Scientific Officer since February 2021. Since 2018, Dr. Kazeminy has also served as the Chairman and Chief Executive Officer of AJK Biopharmaceutical, a drug development company. Dr. Kazeminy is the founder of Partum Biopharma, which he started in October 2018, and the founder and director of TheraVida, Inc., a drug development company, which he started in April 2005. Dr. Kazeminy also founded Irvine Pharmaceutical Services Inc., a premier contract development and manufacturing organization providing support to the pharmaceutical, biopharmaceutical, and medical device industries, and served as its Chief Executive Officer from 1988 to October 2016. He founded Avrio Biopharmaceutical LLC, a cGMP contract development and manufacturing organization supporting the pharmaceutical and biopharmaceutical industries from Phase I through post-market life cycle management, and served as its Chief Executive Officer from 2008 to October 2016. Both Irvine Pharmaceutical Services Inc. and Avrio Biopharmaceutical LLC were acquired in October 2016 by Nitto Denko Avecia Inc., a recognized leader in therapeutic nucleic acid manufacturing and development services. Dr. Kazeminy served as a member of the United States Pharmacopeia (USP) Expert Committee from 2000 to 2020 and has served as a member of Dean Advisory Panel at Chapman University School of Pharmacy since 2014. He has been appointed as Executive Industry Liaison and Adjunct Professor of Pharmacy at Chapman University School of Pharmacy and has served as a board member of UCI Applied Innovation. Since September 2014, he serves as a Board Member of the Physical Science Dean’s Leadership Council. He recently accepted an invitation to become board member of Dean’s Leadership Council at UCI School of Pharmaceutical Science. Dr. Kazeminy has been awarded by United States Pharmacopeia a Winner for Innovative Responses to a Public Health Challenge related to his outstanding work on a new General Chapter of USP on elemental Impurity. Dr. Kazeminy held various leadership roles in national and local organizations, including as the Chairperson of the FDA Grass Roots, Pacific Region Importing Community Steering Committee; the President of AOAC, International Southern California Section; the Executive Chairperson of the Southern California Pharmaceutical Discussion Group; the President of American Chemical Society, Southern California Section; the Chairperson of the Pharmaceutical section of American Council of Independent Laboratories; the President of Association of Iranian Pharmaceutical Scientists; and a Board Member of AIHA Laboratory Accreditation Programs, LLC. Dr. Kazeminy received his Ph.D. in Pharmaceutical Science and Biochemistry from Esfahan University in Esfahan, Iran and continued his graduate studies in Biochemistry at Colorado State University. He completed a Post Doctorate course of study at the University of Southern California Medical School, Department of Pharmacology.

Non-Employee Directors

Paul Abramowitz has served as a member of our board of directors since November 2021. He is a seasoned business strategist with over 35 years of corporate finance and strategy experience across multiple industries. Since 1991, Mr. Abramowitz has served as a Principal for Special Investments, Inc., a Seattle-based agency with an emphasis on providing operational and financial strategy consulting services. From 2008 to present, he has served as President and Chief Executive Officer of Liquidity Capital Group, LLC, a private company specializing in the purchase of illiquid assets. In 1983, he served as President and CEO at Infa Inc., a Las Vegas-based products company, where he tripled sales by developing the core product and restructuring operations, marketing, and distribution. In 1988, Abramowitz became President and CEO of Western Costume Co. in Los Angeles, the #1 theatrical costume company in the world. From 1991 until 1995, he acted as Chief Restructuring Officer of DAK Industries, a $250 million direct marketing association in Chapter 11 at the time, where he raised gross margins 23% through the implementation of various strategies. In 1995, Mr. Abramowitz founded National Claims Management Corporation in Encino, CA as Principal, where he worked to penetrate the class action settlement script market by purchasing coupons from corporations for resale to a leasing company for substantial profits. In 2003, Abramowitz was brought on as CEO of Experience Learning Communities to develop and implement a strategy to reduce operating losses and install internal controls, resulting in a 40% reduction in expenses. From 2006 to 2008, he served as President and CEO of Neah Power Systems Inc., where he financially revived the organization after shutdown and engineered a reverse merger. He is also the creator of the silicone baby bottle nipple, an invention purchased by Hasbro. Mr. Abramowitz has served as Board Member for the Technology Alliance and as President of Young Leadership, Israel Bonds in Los Angeles. He is a member of Certified Public Accountants with a BS from Ohio State University and an MBA from the University of Southern California.

We believe that Mr. Abramowitz is qualified to serve on our board of directors because of his product development and intellectual property protection knowledge and well as his demonstrable success in strategic repositioning and organizational transformation for over 20 enterprises.

Brittany Kaiser has served as a member of our board of directors since November 2021. She is an entrepreneur, activist and expert in data protection and privacy. Since August 2019, Ms. Kaiser has served as president and director of the Own Your Data Foundation, an organization she co-founded that teaches digital literacy education and provides training to governments, corporates and families. In February 2018, she co-founded the Digital Asset Trade Association (DATA) Technology for legal advocacy where she does legislative drafting and lobbying on privacy and blockchain laws. She worked as director of program development of Cambridge Analytica from 2014 to January 2018 and its business development director from February 2017 to January 2018. She also worked as a director of program development at SCL Group from February 2015 to January 2018. Ms. Kaiser sits on the board of many companies across industries, including Gryphon Digital Mining since December 2020 and Achayot Partners, LLC since April 2019, working on data ethics, compliance and privacy protocols. Ms. Kaiser has been a featured at events at the United Nations, the European and British Parliaments, the G20, and WebSummit, as well as guest lecturing at universities such as Harvard, Oxford and Columbia. Ms. Kaiser received a Master of Arts degree in International Relations from the University of Edinburgh, a Master of Laws degree in Human Rights from Birkbeck College, University of London and a Master of Philosophy degree in International Law from Middlesex University.

We believe that Ms. Kaiser is qualified to serve on our board of directors because of her varied experience in business operations, lobbying and education efforts and product development, as well as her service on the boards of companies across various industries.

Charles B. Nemeroff, M.D., Ph.D., has served as a member of our board of directors since November 2021. Since May 2019, Dr. Nemeroff has served as the Chair of the Department of Psychiatry and Behavioral Sciences at the University of Texas, Austin, Dell Medical School and he has been a professor in the same department since October 2018. From December 2009 to October 2018, he was a professor and served as the Chair of the Department of Psychiatry and Behavioral Sciences at the University of Miami, Miller School of Medicine. Since 2018, Dr. Nemeroff founded and served as the Chief Scientific Officer of EMA Wellness, a company focused on collection and analysis of Ecological Momentary Assessments and digital biomarkers in clinical trials. In 2005, he also founded CeNeRx BioPharma, a drug development company that engages in developing therapeutics to treat diseases related to the nervous system. Dr. Nemeroff previously served on the board of directors of Cypress Bioscience and NovaDel Pharma Inc. Since January 2020, Dr. Nemeroff has served as the elected president of Anxiety and Depression Association of America. He was elected to the National Academy of Medicine in 2002. He has published more than 1,000 research reports and reviews, and his research is currently supported by grants from the National Institutes of Health. He also served on the Mental Health Advisory Council of National Institute of Mental Health and the Biomedical Research Council for NASA; is co-editor in chief (with Alan F. Schatzberg, M.D.) of the Textbook of Psychopharmacology, published by the APA Press and now in its Fifth Edition; and is the co-editor in chief of a new journal published by Elsevier, Personalized Medicine in Psychiatry. Dr. Nemeroff received a Bachelor of Science degree in Biology from the City College of New York, a Master of Science degree in Biology from Northeastern University and medical degree and Ph.D. from University of North Carolina, Chapel Hill.

We believe that Dr. Nemeroff is qualified to serve on our board of directors because of his expertise in psychiatry and behavioral sciences and his extensive research experience in the medical field generally, and with psychiatry and behavior sciences specifically.

Scott M. Reeves has served as a member of our board of directors since November 2021 and as our Corporate Secretary since October 2019. Mr. Reeves has been a corporate securities lawyer based in Calgary, Alberta, Canada for 26 years and a partner at TingleMerrett LLP, a law firm, since October 2003. He has acted as corporate and securities counsel to numerous Canadian, U.S. and international public and private corporations, including pharma, oil and gas, technology, mining and industrial issuers, and has wide experience in private and public debt and equity offerings, corporate acquisitions of assets and/or shares, corporate structuring and debt financing. He is currently a director of several Canadian and U.S. public companies, including Radiko Holdings, Inc. since February 2017, Tree of Knowledge International Corp. since May 2018, Navion Capital Corp. since May 2018, CBD Global Sciences Inc. since July 2019, and Starrex International Ltd. since December 2019. Mr. Reeves previously served as a director of Quattro Exploration and Production Ltd. from November 2011 to March 2017, Perisson Petroleum Corporation from November 2016 to September 2017, EastWest Biosciences Inc. from January 2015 to March 2019 and Canadabis Capital Inc. from May 2019 to January 2020. Mr. Reeves received a Bachelor of Commerce degree in Business Administration and Bachelor of Laws degree from University of Alberta.

We believe that Mr. Reeves is qualified to serve on our board of directors because of his expertise in corporate and securities law and his experience as a director of various public companies.

Livio Susin has served as a member of our board of directors since September 2017. In November 2017, Mr. Susin founded Navion Capital Inc., a Capitol Pool Company listed on the TSX, and he currently serves as a member of its board of directors. From June 2013 to June 2020, Mr. Susin operated two cafes under Rewind Coffee Co. Inc. He has been active in public markets for over 40 years having been on the boards of numerous public companies, including Rock Tech Lithium Inc. and RNS Software, Inc. He has significant experience in mining companies, early-stage start-ups, exploration financing, all aspects of corporate governance, regulatory details and project management. Mr. Susin received a Bachelor of Science degree in Business Administration from the British Columbia Institute of Technology.

We believe that Mr. Susin is qualified to serve on our board of directors because of his experience with serving on the board of directors of numerous public companies and his related knowledge about corporate governance.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f) material to an evaluation of the ability or integrity of any director or executive officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Meetings

Our Board held 6 formal Board meetings during the year ended June 30, 2023 and 4 formal Board meetings during the year ended June 30, 2022.

For the years June 30, 2023 and 2022, each incumbent director attended at least 75% of all meetings held by the Board and the committees of the Board on which they served during each year.

Board Composition, Committees, and Independence

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and the responsibilities described below. In addition, from time to time, our board of directors may establish other committees to facilitate the management of our business, when deemed necessary to address specific issues. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Each committee has adopted a written charter that satisfies the applicable rules and regulations of the SEC and the Nasdaq Listing Rules, which are posted on our website at www.lucyscientific.com.

Audit Committee

Our audit committee consists of Mr. Abramowitz, Dr. Nemeroff and Ms. Kaiser. Our board of directors has determined that each member of our audit committee is independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is Mr. Abramowitz. Our board of directors has determined that each member of the audit committee satisfies the financial literacy and sophistication requirements of the SEC and Nasdaq Listing Rules and that Mr. Abramowitz is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5)(ii) of Regulation S- K promulgated under the Securities Act of 1933, as amended, or the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors.

Our audit committee is directly responsible for, among other things:

●	selecting a firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

●	approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm;

●	ensuring the independence of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results and related disclosures as well as critical accounting policies and practices used by us;

●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

●	considering the adequacy of our internal controls and internal audit function;

●	preparing and approving the audit committee report required to be included in our proxy statement relating to our annual meeting of stockholders;

●	reviewing material related party transactions or those that require disclosure; and

●	reviewing quarterly earnings releases.

Compensation Committee

Our compensation committee consists of Mr. Abramowitz, Dr. Nemeroff and Ms. Kaiser. Our board of directors has determined that each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and meets the requirements for independence under the Nasdaq Listing Rules. Each member of this committee meets the requirements for independence under the current Nasdaq Listing Rules. The chair of our compensation committee is Mr. Abramowitz.

Our compensation committee is responsible for, among other things:

●	reviewing and making recommendations to our board of directors as to our general compensation philosophy and overseeing the development and implementation of an executive compensation program and policies related to such program;

●	annually reviewing and recommending to the board of directors the corporate performance goals and objectives relevant to the compensation of our Chief Executive Officer, and annually reviewing the performance of our Chief Executive Officer and recommending to our board of directors the compensation level for our Chief Executive Officer;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	overseeing the administration of our equity incentive plans;

●	reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans;

●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters; and

●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Kaiser and Mr. Susin. Our board of directors has determined that each member of the nominating and corporate governance committee meets the requirements for independence under the Nasdaq Listing Rules. The chair of our nominating and corporate governance committee is Ms. Kaiser.

Our nominating and corporate governance committee is responsible for, among other things:

●	developing criteria for the selection of new directors and committee membership, including policies regarding the desired knowledge, experience, skills, independence, diversity, and other characteristics of board and committee members;

●	identifying, reviewing and evaluating candidates for membership on our board of directors and making recommendations to our board of directors regarding the size, composition and structure of our board of directors and its committees;

●	considering proposals submitted by our shareholders and establishing any policies, requirements, criteria and procedures to facilitate shareholder communications with our board of directors;

●	annually reviewing and recommending to our board of directors’ determinations with respect to the independence of continuing and prospective directors within the meaning prescribed by the SEC and Nasdaq;

●	annually reviewing and recommending to our board of directors (i) the assignment of directors to serve on each of our board of directors committees, (ii) the chair of each committee and (iii) the chair of our board of directors or lead independent director, as appropriate, and recommending additional committee members to fill vacancies or as otherwise needed;

●	developing, recommending and overseeing the implementation of our corporate governance guidelines and a code of business conduct and ethics;

●	reviewing proposed waivers of the corporate governance guidelines or the code of business conduct and ethics for directors, executive officers and other senior financial officers;

●	overseeing the process of evaluating the performance of our board of directors and its committees; and

●	assisting our board of directors on corporate governance matters.

Director Independence

The Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We currently satisfy all of the Nasdaq Listing Rules regarding each member of our audit, compensation and nominating and governance committees being independent.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director, our board of directors has determined that all of our directors, other than Mr. Nanula and Mr. Reeves, qualify as “independent” directors as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the Nasdaq Listing Rules. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.” Mr. Nanula is not considered independent by virtue of his position as our Chief Executive Officer. Mr. Reeves is not considered independent because the law firm in which he serves as a partner, Tingle Merrett LLP, in the current or any of the past three fiscal years has received compensation in excess of the greater of 5% of the firm’s gross revenues or $200,000 with respect to legal services provided to the Company.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board of Directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s Board or its Compensation Committee. None of the members of the Company’s Compensation Committee is, or has ever been, an officer or employee of the company.

Code of Ethics

The Board adopted a Code of Business Conduct and Ethics applicable to each officer, director, and employee of the Company. The full text of our Code of Business Conduct and Ethics is posted on our website at www.ir.lucyscientific.com/corporate-governance/governance-overview. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics.

Term of Office

Our board of directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

●	the Class I directors are Mr. Abramowitz and Mr. Susin, and their terms will expire at the annual meeting of stockholders to be held in 2023;

●	the Class II directors are Ms. Kaiser, Mr. Nanula and Mr. Reeves, and their terms will expire at the annual meeting of stockholders to be held in 2024; and

●	the Class III director is Dr. Nemeroff, and his terms will expire at the annual meeting of stockholders to be held in 2025.

At each annual meeting of stockholders, upon the expiration of the term of a class of directors, the successor to each such director in the class will be elected to serve from the time of election and qualification until the third annual meeting following his or her election and until his or her successor is duly elected and qualified, in accordance with our Articles. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based solely on a review of reports furnished to it, our officers, directors and ten percent holders have timely made the required filings other than each reporting person’s Form 3, each of which was filed one day late.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended June 30, 2023 and 2022.

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	Total ($)
Richard Nanula	2023	41,665	—	41,665
Chief Executive Officer(3)	2022	—	—	—
Brian Zasitko	2023	100,000	—	100,000
Chief Financial Officer(3)	2022	—	—	—
Christopher McElvany	2023	227,083	—	227,083
Chief Executive Officer(3) (4)	2022	175,000	—	175,000
Dr. Assad J. Kazeminy, Ph.D.	2023	180,000	—	180,000
Chief Scientific Officer(3)	2022	180,000	—	180,000

(1)	The NEOs were compensated in USD.

(2)

Amounts shown in this column represent the aggregate grant date fair value for each option award granted in the fiscal year ending June 30, 202, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in note 10 to the audited consolidated financial statements appearing elsewhere in this prospectus.

(3)	Compensation was paid to our executive officers personally and/or to certain entities on their behalf, as described further in “— Narrative to Summary Compensation Table — Compensatory Arrangements with our NEOs.”

(4)	On July 24, 2023, Christopher McElvany resigned from his positions as the Company’s President and Chief Executive Officer and resigned as a member of the Board.

Narrative to Summary Compensation Table

Compensatory Arrangements with our NEOs

Richard D. Nanula — Employment Agreement

On February 8, 2023, we entered into an employment agreement with Richard D. Nanula, our Executive Chair. Mr. Nanula, which we refer to as the Nanula Employment Agreement. Under the Nanula Employment Agreement, Mr. Nanula will continue to serve as our Executive Chair. As Executive Chair, Mr. Nanula will receive an initial annual base salary of $100,000, and he is eligible to receive an annual performance cash bonus of up to 100% of his base salary, as determined by our board of directors in its discretion, based upon achievement of performance goals to be established by the compensation committee of our board of directors, his overall personal performance and such other factors as may be determined in the sole discretion of our board of directors. Additionally, the Board expects to grant to Mr. Nanula under the 2021 Plan, a stock option to purchase 668,836 common shares. The exercise price of this stock option will be $2.99. This stock option will vest as to 25% of the underlying common shares on the grant date, and the balance of this stock option will vest and become exercisable with respect to 13,934 common shares in 36 equal monthly installments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to Mr. Nanula’s continued employment with us through each vesting date.

Under the Nanula Employment Agreement, Mr. Nanula will be eligible to participate in certain pension, retirement, insurance and other employee benefit plans maintained by us for our employees generally, subject to the eligibility provisions of these plans, and he will be entitled to participate in all other bonus and benefit programs that we establish and make available to our employees, if any, to the extent his position, tenure, salary, health and other qualifications make him eligible to participate in these programs. In addition, Mr. Nanula is entitled to 20 business days of paid time off per annum (inclusive of personal and sick days), and to be reimbursed for all reasonable travel, entertainment and other business expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services, subject to, and in accordance with, our policies in effect from time to time.

Mr. Nanula’s employment with us is “at will,” meaning that either he or we may terminate his employment with us at any time, for any reason or no reason, and with or without Cause (as such term is described below). In the event that Mr. Nanula’s employment with us is terminated without Cause or he resigns as an employee with Good Reason (as such term is described below), the portion of his stock option that would have otherwise vested during the period that is 12 months following such termination or resignation will accelerate and will vest in full, the portion of his stock option that has not vested as of the date of such termination or resignation will expire on, and may no longer be exercised after, the effective date of such termination or resignation, and the portion of his stock option that has vested prior to such termination or resignation may only be exercised for a period of 90 days following the effective date of such termination or resignation, and will thereafter expire and may no longer be exercised after such 90-day period. If, however, there is a change of control of our Company and Mr. Nanula is terminated without Cause or he resigns for Good Reason before his stock option has vested in full, the vesting of Mr. Nanula’s stock option will accelerate in full and his stock option may thereafter be exercised with respect to all of the underlying common shares for a period of 90 days following such termination or resignation. Further, if Mr. Nanula’s employment with us is terminated for Cause or he resigns without Good Reason, or he is terminated or resigns as a result of his Disability (as such term is described below), the portion of his stock option that has not vested as of the date of such termination or resignation shall expire on the date of such termination or resignation, and the portion of his stock option that has vested as of the date of such termination or resignation shall expire on the date that is 10 days following such termination or resignation.

If Mr. Nanula’s employment with us is terminated by us without Cause or he resigns with Good Reason, he will be entitled to receive cash payments, as severance, in an amount equal to (i) six months of his base salary plus (ii) one month of base salary in respect of each full year that he has been employed by us prior to such termination or resignation, paid to him in six equal monthly installments commencing 30 days following the effective date of such termination or resignation.

Under the Nanula Employment Agreement, “Cause” means generally the occurrence of any of the following: (A) Mr. Nanula’s gross negligence in connection with the performance of his duties that results in material injury to us or our affiliates; (B) his willful and continued failure (except where due to a Disability) or refusal to perform substantially his duties; (C) any willful or intentional act by Mr. Nanula that constitutes illegal conduct or gross misconduct and that materially injures our reputation or business; (D) the material breach of his obligations under the Nanula Employment Agreement; (E) Mr. Nanula’s conviction of, or pleading nolo contendere to, a felony, or a misdemeanor involving moral turpitude; (F) his commission of an act of fraud or embezzlement, or any other act that involves the misappropriation of our material funds or assets; (G) chronic absenteeism (except where due to a Disability) or other dereliction of duty; or (H) his failure to follow the reasonable and lawful instructions of the Board, subject to his ability to cure such breach or conduct in certain of the foregoing instances.

“Good Reason” means generally (A) a material reduction in Mr. Nanula’s base salary in then in effect; (B) a material diminution in his duties, responsibility or authority; (C) a material change in the geographic location at which he is required to perform his services; or (D) any material breach by us of the Nanula Employment Agreement, subject to our ability to cure such breach or conduct in certain of the foregoing instances.

“Disability” shall be deemed to occur generally if our board of directors determines that Mr. Nanula is unable to perform the essential functions of his position, regardless of reason, with a reasonable accommodation, for a total (whether consecutive or cumulative) of 16 weeks in any rolling 52-week period, or in the event we receive a medical certification that he will not be able to perform the essential functions of his position permanently or for the indefinite future. Mr. Nanula’s resignation as an employee as a result of his Disability will be treated for all purposes under his employment agreement as a resignation without Good Reason, and his death shall also be deemed to constitute his Disability for purposes of under his employment agreement.

The Nanula Employment Agreement includes customary confidentiality and invention assignment covenants, and an agreement by Mr. Nanula that he will not solicit our current or former employees clients, customers or accounts either during the period of his employment with us or the one year period after the termination or expiration of his employment with us.

Chris McElvany

On February 22, 2021, we entered into an executive consulting agreement, which we refer to as the McElvany Agreement, with Supercritical Labs, LLC, a limited liability company, the sole member of which is Christopher McElvany, our Chief Executive Officer. Pursuant to the McElvany Agreement, Mr. McElvany serves as our President and Chief Executive Officer in exchange for compensation of $175,000 per annum. In addition, Mr. McElvany may be granted annual or incentive bonuses under the McElvany Agreement, in an amount and on such terms and conditions as the Compensation Committee may determine from time to time.

Under the McElvany Agreement, Mr. McElvany will provide services for continuous annual terms, until terminated in accordance with the agreement. We are entitled to terminate the McElvany Agreement at any time and for any reason. In the event we terminate the McElvany Agreement, we are required to pay Supercritical Labs upon such termination, as severance, an amount equal to six months’ compensation, or $87,500.

Supercritical Labs may terminate the McElvany Agreement by providing 90 days’ prior written notice to us. If Supercritical Labs terminates the agreement, we are required to pay Mr. McElvany all unpaid compensation earned up to the date of termination, and we may either require Mr. McElvany to continue performing his duties as our President and Chief Executive Officer for the entirety of the 90-day notice period, or dismiss him any time after receiving notice and make a severance payment equal to two months’ compensation under the agreement. If Supercritical Labs voluntarily terminates the McElvany Agreement for any reason other than the occurrence of a change of control of the Company, then all vested and unvested portions of all stock options held by Supercritical Labs as of the date of termination shall be cancelled.

Supercritical Labs may also terminate the McElvany Agreement within 60 days following a change of control of the Company, in which case we (or our successor) would be required to pay Supercritical Labs upon such termination, as severance, an amount equal to six months’ compensation, or $87,500, plus the per month fees payable to Supercritical Labs under the agreement for the number of months remaining in the then-current annual term of the agreement, with the aggregate severance payment not to exceed 12 months’ compensation, or $175,000. In addition, in the event that Supercritical Labs terminates the McElvany Agreement following a change of control of the Company as described above, the entire unvested portion of all stock options granted to Supercritical Labs (or Mr. McElvany) prior to such termination and then held as of the date of termination will accelerate and vest in full, and may thereafter be exercised at any time and from time to time during the six-month period following such termination.

Supercritical Labs, on its behalf and on behalf of its affiliates, including Mr. McElvany, is required to release all claims it or he may have against us in connection with, and as a condition to, the payment of the severance and other benefits described above, and is required to cooperate with and assist us in connection with any change of control and the associated transitional period.

The McElvany Agreement also provides for various customary confidentiality, non-competition and non-solicitation provisions. The non-competition and non-solicitation provisions generally apply for a period of two-years following termination of the McElvany Agreement. In the event that we terminate the agreement, or Supercritical Labs terminates the agreement within 60 days following a change of control, Supercritical Labs is generally further restricted for an additional three months from engaging in certain activities relating to stock ownership and participation in our governance and affairs. The McElvany Agreement also includes customary indemnification rights.

On February 8, 2023, we entered into a new employment agreement with Mr. McElvany, which we refer to as the McElvany Employment Agreement. Under the McElvany Employment Agreement, Mr. McElvany serve as Chief Executive Officer and Director. As Chief Executive Officer, Mr. McElvany will receive an initial annual base salary of $300,000, which will increase to $400,000 on the first anniversary of the closing of the IPO, and he is eligible to receive an annual performance cash bonus of up to 30% of his base salary, as determined by our board of directors in its discretion, based upon achievement of performance goals to be established by the compensation committee of our board of directors, his overall personal performance and such other factors as may be determined in the sole discretion of our board of directors.

Mr. McElvany resigned as chief executive officer and director on July 24, 2023. In connection with his resignation, the Company agreed to (1) the issuance of 187,500 common shares, (2) $161,507 in related to the McElvany Agreement and accrued salary, and (3) $10,502 in expenses.

Brian Zasitko — Employment Agreement

On January 1, 2023, we entered into an employment agreement with Brian Zasitko, our Chief Financial Officer, which we refer to as the Zasitko Employment Agreement. Under the Zasitko Employment Agreement, Mr. Zasitko will serve as our Chief Financial Officer. As Chief Financial Officer, Mr. Zasitko will receive an initial annual base salary of $200,000, and he is eligible to receive an annual performance cash bonus of up to 100% of his base salary, as determined by our board of directors in its discretion, based upon achievement of performance goals to be established by the compensation committee of our board of directors, his overall personal performance and such other factors as may be determined in the sole discretion of our board of directors. Additionally, the Board expects to grant to Mr. Zasitko under the 2021 Plan, a stock option to purchase 307,332 common shares. The exercise price of this stock option will be $2.99. This stock option will vest as to 25% of the underlying common shares on the grant date, and the balance of this stock option will vest and become exercisable with respect to 8,537 common shares in 36 equal monthly installments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to Mr. Zasitko’s continued employment with us through each vesting date.

Under the Zasitko Employment Agreement, Mr. Zasitko will be eligible to participate in certain pension, retirement, insurance and other employee benefit plans maintained by us for our employees generally, subject to the eligibility provisions of these plans, and he will be entitled to participate in all other bonus and benefit programs that we establish and make available to our employees, if any, to the extent his position, tenure, salary, health and other qualifications make him eligible to participate in these programs. In addition, Mr. Nanula is entitled to 20 business days of paid time off per annum (inclusive of personal and sick days), and to be reimbursed for all reasonable travel, entertainment and other business expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services, subject to, and in accordance with, our policies in effect from time to time.

Mr. Zasitko’s employment with us is “at will,” meaning that either he or we may terminate his employment with us at any time, for any reason or no reason, and with or without Cause (as such term is described below). In the event that Mr. Zasitko’s employment with us is terminated without Cause or he resigns as an employee with Good Reason (as such term is described below), the portion of his stock option that would have otherwise vested during the period that is 12 months following such termination or resignation will accelerate and will vest in full, the portion of his stock option that has not vested as of the date of such termination or resignation will expire on, and may no longer be exercised after, the effective date of such termination or resignation, and the portion of his stock option that has vested prior to such termination or resignation may only be exercised for a period of 90 days following the effective date of such termination or resignation, and will thereafter expire and may no longer be exercised after such 90-day period. If, however, there is a change of control of our Company and Mr. Zasitko is terminated without Cause or he resigns for Good Reason before his stock option has vested in full, the vesting of Mr. Zasitko’s stock option will accelerate in full and his stock option may thereafter be exercised with respect to all of the underlying common shares for a period of 90 days following such termination or resignation. Further, if Mr. Zasitko’s employment with us is terminated for Cause or he resigns without Good Reason, or he is terminated or resigns as a result of his Disability (as such term is described below), the portion of his stock option that has not vested as of the date of such termination or resignation shall expire on the date of such termination or resignation, and the portion of his stock option that has vested as of the date of such termination or resignation shall expire on the date that is 10 days following such termination or resignation.

If Mr. Zasitko’s employment with us is terminated by us without Cause or he resigns with Good Reason, he will be entitled to receive cash payments, as severance, in an amount equal to (i) six months of his base salary plus (ii) one month of base salary in respect of each full year that he has been employed by us prior to such termination or resignation, paid to him in six equal monthly installments commencing 30 days following the effective date of such termination or resignation.

Under the Zasitko Employment Agreement, “Cause” means generally the occurrence of any of the following: (A) Mr. Zasitko’s gross negligence in connection with the performance of his duties that results in material injury to us or our affiliates; (B) his willful and continued failure (except where due to a Disability) or refusal to perform substantially his duties; (C) any willful or intentional act by Mr. Zasitko that constitutes illegal conduct or gross misconduct and that materially injures our reputation or business; (D) the material breach of his obligations under the Zasitko Employment Agreement; (E) Mr. Zasitko’s conviction of, or pleading nolo contendere to, a felony, or a misdemeanor involving moral turpitude; (F) his commission of an act of fraud or embezzlement, or any other act that involves the misappropriation of our material funds or assets; (G) chronic absenteeism (except where due to a Disability) or other dereliction of duty; or (H) his failure to follow the reasonable and lawful instructions of the Board, subject to his ability to cure such breach or conduct in certain of the foregoing instances.

“Good Reason” means generally (A) a material reduction in Mr. Zasitko’s base salary in then in effect; (B) a material diminution in his duties, responsibility or authority; (C) a material change in the geographic location at which he is required to perform his services; or (D) any material breach by us of the Zasitko Employment Agreement, subject to our ability to cure such breach or conduct in certain of the foregoing instances.

“Disability” shall be deemed to occur generally if our board of directors determines that Mr. Zasitko is unable to perform the essential functions of his position, regardless of reason, with a reasonable accommodation, for a total (whether consecutive or cumulative) of 16 weeks in any rolling 52-week period, or in the event we receive a medical certification that he will not be able to perform the essential functions of his position permanently or for the indefinite future. Mr. Zasitko’s resignation as an employee as a result of his Disability will be treated for all purposes under his employment agreement as a resignation without Good Reason, and his death shall also be deemed to constitute his Disability for purposes of under his employment agreement.

The Zasitko Employment Agreement includes customary confidentiality and invention assignment covenants, and an agreement by Mr. Zasitko that he will not solicit our current or former employees clients, customers or accounts either during the period of his employment with us or the one year period after the termination or expiration of his employment with us.

Dr. Asad J. Kazeminy, Ph.D.

In February 2021, we entered into an Executive Consulting Agreement, which we refer to as the Kazeminy Agreement, with AJK Biopharmaceutical LLC — Canadian Consulting Series, a limited liability company, the principal for which is Dr. Assad J. Kazeminy, Ph.D. Pursuant to the Kazeminy Agreement, Dr. Kazeminy serves as our Chief Scientific Officer in exchange for compensation of $180,000 per annum for a term of three years. Dr. Kazeminy provides services to us as an independent contractor for up to 20 hours per week. The Kazeminy Agreement provides for the issuance of an option to purchase 166,667 shares of our common shares. Accordingly, as required by Dr. Kazeminy’s Executive Consulting Agreement, the Board expects to grant to Dr. Kazeminy, under the 2021 Plan, a stock option to purchase 166,667 common shares. The exercise price of these stock options is $2.99. This stock option will vest as to 25% of the underlying common shares on the grant date, and the balance of this stock option will vest and become exercisable with respect to 3,472 common shares in 36 equal monthly installments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to Dr. Kazeminy’s continued employment with us through each vesting date. If AJK Biopharmaceutical LLC terminates the Kazeminy Agreement for any reason other than a change of control of the Company, Dr. Kazeminy is entitled to both the vested and unvested portion of all stock options held by AJK Biopharmaceutical LLC as of the date of termination will be cancelled as of the termination date. Moreover, pursuant to the Kazeminy Agreement, Dr. Kazeminy may be granted annual or incentive bonuses in an amount and on such terms and conditions as the Compensation Committee in its sole discretion may determine from time to time.

The Kazeminy Agreement also provides for various customary confidentiality, non-competition and non-solicitation provisions. The non-competition provision only applies while the Kazeminy Agreement is in effect, whereas the non-solicit extends for two years following termination of the agreement. Notwithstanding the non-compete provision, the Kazeminy Agreement permits Dr. Kazeminy to continue to carry out any of his duties with Aingeal Therapeutics and AJK Biopharmaceutical LLC, other entities for which he provides services. Additionally, in the event that we terminate the agreement or Dr. Kazeminy terminates the agreement within 60 days following a change of control, Dr. Kazeminy is restricted for a further three months from certain activities relating to stock ownership and participation in company governance and affairs. The Kazeminy Agreement provides for customary indemnification rights.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of common shares underlying outstanding equity incentive plan awards for each named executive officer as of June 30, 2023.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested(2)
Richard Nanula(1)	—	—	—	—	—	—	—	—
Brian Zasitko(2)	—	—	—	—	—	—	—	—
Christopher McElvany	—	—	—	—	—	—	—	—
Dr. Assad Kazeminy(3)	—	—	—	—	—	—	—	—

(1)	We expect to grant Richard Nanula options to purchase 668,836 of our common shares. The exercise price of this stock options will be $2.99.

(2)	We expect to grant Brian Zasitko options to purchase 307,332 of our common shares. The exercise price of this stock options will be $2.99.

(3)	We expect to grant AJK Biopharmaceutical LLC. options to purchase 166,667 of our common shares. The exercise price of this stock options will be $2.99. Dr. Assad Kazeminy is the principal of AJK Biopharmaceutical LLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common shares, as of October 13, 2023.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any common shares that the person has the right to acquire within 60 days of October 13, 2023 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Beneficially Ownership Common Stock
	Shares	Percentage
Name of beneficial owner
5% shareholders:
Christopher McElvany(1)	1,662,831	8.08%
Renee Gagnon(2)	1,156,864	5.62%
Named executive officers and directors:
Richard D. Nanula	167,216	*
Brian Zasitko	76,833	*
Paul Abramowitz	25,000	*
Brittany Kaiser	25,000	*
Dr. Assad J. Kazeminy(3)	126,667	*
Charles B. Nemeroff, M.D., Ph.D.	25,000	*
Scott M. Reeves(4)	52,778	*
Livio Susin(5)	188,700	*
All executive officers and directors as a group (eight (8) persons)	687,194	3.34%

*	Less than 1%.

(1)	Consists of (i) 990,741 common shares held by Mr. McElvany; (ii) 366,187 common shares held by Downwind Investments, LLC (“Downwind Investments”), Mr. McElvany and Ms. Sharon Lynn McElvany, his wife, are the sole members of Downwind Investments and have shared voting and investment control with respect to common shares held by Downwind Investments; (iii) 118,403 common shares held by Supercritical Labs, LLC (“Supercritical Labs”), Mr. McElvany is the sole member of Supercritical Labs and has sole voting and investment control with respect to common shares held by Supercritical Labs; and (iv) 187,500 common shares to be issued to Mr. McElvany.

(2)	Consists of (i) 423,955 common shares held by Ms. Gagnon; (ii) 125,001 common shares subject to options to purchase common shares exercisable within 60 days of June 30, 2023 held by Ms. Gagnon; (iii) 1,389 common shares held by Meagan Gagnon, Ms. Gagnon’s daughter; (iv) 1,389 common shares held by Fearon Gagnon, Ms. Gagnon’s son; (v) 280,834 common shares held by Heather Jennings, Ms. Gagnon’s spouse and our former employee; (vi) 83,334 common shares subject to options to purchase common shares exercisable within 60 days of June 30, 2023 held by Heather Jennings, Ms. Gagnon’s spouse and our former employee; (vii) 128,786 common shares held by 1118737 BC Ltd. Ms. Gagnon and Ms. Jennings are the sole shareholders of 1118737 BC Ltd and have shared voting and investment control with respect to common shares held by 1118737 BC Ltd; and (viii) 112,176 common shares held by Freedom Family Office Inc. Ms. Gagnon and Ms. Jennings are the sole shareholders of 1118737 BC Ltd and have shared voting and investment control with respect to common shares held by Freedom Family Office Inc.

(3)	Consists of (i) 85,000 common shares held by AJK Biopharmaceutical LLC, a company controlled by Mr. Kazeminy; and (2) 41,667 common shares issuable upon exercise of options within 60 days of June 30, 2023 which are expected to be granted to Dr. Kazeminy.

(4)	Consists of (i) 27,778 common shares held by Mr. Reeves; and (ii) 25,000 common shares issuable upon exercise of options within 60 days of June 30, 2023, which are expected to be granted.

(5)	Consists of (i) 134,809 common shares held by Mr. Susin; (ii) 50,000 common shares subject to options held by Mr. Susin exercisable within 60 days of June 30, 2023; (iii) 2,223 common shares held by Ferruccio Susin, Mr. Susin’s brother; (iv) 278 shares held by Serge Susin, Mr. Susin’s brother; (v) 834 common shares held by Rose-Marie Susin, Mr. Susin’s sister; (vi) 278 common shares held by Darren Susin, Mr. Susin’s nephew; and (vii) 278 common shares held by Scott Susin, Mr. Susin’s nephew.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since July 1, 2021, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

McElvany Convertible Note

In February 2021, we issued a convertible promissory note in the amount of $500,000 to Downwind Investments, LLC, or Downwind. Mr. McElvany is the principal of Downwind. The convertible promissory note bears interest at the rate of 8% per annum and matures on February 25, 2022. There is no default rate of interest under the note. The outstanding principal amount and accrued interest under the note is convertible at the option of the holder into our common shares at a price of $1.58 per common share. The convertible note contains customary events of default, including for failure to pay amounts under the note when due; the entry of certain judgments or orders against us; loss, theft, damage or description of our property in excess of specified amounts; the sale, transfer or other disposition of all or substantially all of our assets; and certain events respect to insolvency or bankruptcy.

The debt is secured pursuant to a general security agreement we entered into with Mr. McElvany, pursuant to which we pledged as collateral for the loan certain of our assets, including, without limitation, all of our personal property including debts, accounts, claims, equipment, inventory, documents of title, securities, money and intangible personal property such as licenses, contractual rights, patents, trademarks and other intellectual property; all real property or leasehold property; fixtures; and investment property including capital of each of our subsidiaries. The general security agreement contains customary affirmative and negative covenants undertaken by us, including that we may not sell, lease or otherwise dispose of any of the collateral except in the ordinary course of business on commercially reasonable terms. We are also restricted from permitting the collateral to become subject to any mortgage, charge, encumbrance or security interest, except in the ordinary course of business.

On February 13, 2023, the convertible note of $500,000 plus accrued interest of $78,575 were converted into 366,187 common shares. The Company has no continuing obligation with respect to the convertible note.

Susin Promissory Notes

In December 2018, we issued a promissory note to Livio Susin, one of our directors, in the principal amount of $144,666, pursuant to which Mr. Susin loaned funds to us through a series of advances. All indebtedness under this promissory note bears interest at a rate of 21% per annum. The indebtedness under this promissory note is unsecured, and repayable 90 days following to the successful completion of an initial public offering or a reverse takeover transaction which results in our shares being listed on a public exchange. As of September 30, 2022, the total outstanding principal amount of, and accrued interest under, this promissory note was $86,269. In November 2022, we entered into debt settlement and subscription agreement with Mr. Susin for the settlement of the promissory note, through the issuance of common our shares at a 40% discount to the price of an initial public offering. The Company entered into a debt settlement and subscription agreement with the director and stockholder under which the note payable was settled on February 13, 2023 through the issuance of 36,962 common shares. The Company has no continuing obligation with respect to the note.

In February 2019, we issued a second promissory note to Mr. Susin in the principal amount of $245,768, pursuant to which he loaned funds to us through a series of advances. Indebtedness under this promissory note bears interest at a rate of 2% per annum. The indebtedness under this promissory note is unsecured, and is repayable 90 days following to the successful completion of an initial public offering or a reverse takeover transaction which results in our shares being listed on a public exchange. In January 2021, Mr. Susin forgave $39,746 (CAD$50,000) of indebtedness under this promissory note in exchange for 13,889 shares of our Class B common shares. During the year ended June 30, 2023, the Company made full repayment of the note of $207,236 (CAD$280,735). The Company has no continuing obligation with respect to the note.

Susin Consulting Agreement

Pursuant to a Consulting Agreement, dated December 16, 2020, Mr. Susin provides executive administration advisory and consulting services to us and our two subsidiaries, LSDI Manufacturing Inc. and TerraCube, in exchange for CAD $12,500 per month.

The Susin Consulting Agreement was terminated on May 31, 2022.

Strategic Investment Agreement

On January 16, 2023, we entered into a strategic investment agreement, or the Strategic Investment Agreement, with Hightimes Holding Corp., or Hightimes, 1252240 BC LTD, a wholly owned subsidiary of Hightimes, and Trans-High Corporation, a wholly owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, or Advertising Credits, for three consecutive years, in exchange for 625,000 of our common shares. The Advertising Credits enable us to advertise (i) on all Hightimes publications, including the Hightimes print and website publications, and (ii) at all festivals and events conducted by Hightimes. Unless earlier terminated pursuant to the terms of the Strategic Investment Agreement, the Strategic Investment Agreement will terminate on December 31, 2025, which term may be extended by the parties to the Strategic Investment Agreement upon such terms and conditions as the parties may mutually agree. Paul Abramowitz, one of our directors, is the stepfather of the Executive Chairman of Hightimes. Mr. Abramowitz’s biological son is a beneficial owner of Roma Ventures, LLC, or Roma Ventures, an entity that owns approximately 3.9% of our issued and outstanding common shares. Benjamin Windle is the investment manager of Roma Ventures and has sole voting and investment control with respect to our common shares held by the Roma Ventures. Each of the Executive Chairman of Hightimes, Mr. Abramowitz and Roma Ventures are shareholders of Hightimes.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related-party transactions. This policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related party had or will have a direct or indirect material interest, as determined by the audit committee of our board of directors, including, without limitation, purchases of goods or services by or from the related party or entities in which the related party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related party.

All related party transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by our board of directors. Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. Prior to this offering, the material facts as to the related party’s relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction, and the transaction is not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when our stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

Disclosure of SEC Position on Indemnification of Securities Act Liabilities

We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Marcum LLP.

	2023	2022
Audit Fees (1)	$332,072	$185,349

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant.	S-1	3.1	01/21/2022
4.1	Form of Common Share Certificate.	S-1	4.1	12/15/2022
4.2	Warrant to Purchase Common Shares, dated November 5, 2020, issued by the Registrant to Origo Holdings, Inc.	S-1	4.3	01/21/2022
4.3	Form of Warrant to Purchase Common Shares, dated January 22, 2021, issued by the Registrant to Affiliates of Origo Holdings, Inc.	S-1	4.4	01/21/2022
4.4	Description of Securities				X
10.1+	Form of Indemnification Agreement	S-1/A	10.1	12/15/2022
10.2+	2019 Stock Option Plan of the Registrant.	S-1	10.2	01/21/2022
10.3+	Form of Option Certificate under the 2019 Stock Option Plan.	S-1	10.3	01/21/2022
10.4+	2021 Equity Incentive Plan of the Registrant.	S-1/A	10.4	03/04/2022
10.5+	Form of Option Award under the 2021 Equity Incentive Plan.	S-1/A	10.5	03/04/2022
10.6+	Executive Consulting Agreement, dated February 22, 2021, by and between Supercritical Labs, LLC and the Registrant.	S-1/A	10.6	01/21/2022
10.7+	Form of Employment Agreement by and between Richard D. Nanula and the Registrant.	S-1/A	10.8	12/05/2022
10.8+	Form of Employment Agreement by and between Brian Zasitko and the Registrant.	S-1/A	10.9	12/05/2022
10.9+	Executive Consulting Agreement, dated February 22, 2021, by and between AJK Biopharmaceutical LLC — Canadian Consulting Series and the Registrant.	S-1	10.8	01/21/2022
10.10+	Consulting Agreement, dated December 16, 2020, by and between Livio Susin and the Registrant.	S-1	10.9	01/21/2022
10.11+	Consulting Agreement, dated September 30, 2020, by and between Renee Gagnon and the Registrant, as amended by the Amendment No. 1, dated December 21, 2020.	S-1	10.10	01/21/2022
10.12+	Minutes of Settlement, dated April 20, 2020, by and among Mary Stipancic, Renee Gagnon, Livio Susin, Heather Jennings and the Registrant.	S-1	10.11	01/21/2022
10.13+	First Amendment to Minutes of Settlement, dated October 23, 2020, by and among Mary Stipancic, Renee Gagnon, Livio Susin, Heather Jennings and the Registrant.	S-1	10.12	01/21/2022
10.14+	Second Amendment to Minutes of Settlement, dated May 12, 2021, by and among Mary Stipancic, Renee Gagnon, Livio Susin, Heather Jennings and the Registrant.	S-1	10.13	01/21/2022
10.15	Offer to Lease, dated March 22, 2017, Ark Holdings Ltd. and the Registrant, as amended.	S-1	10.14	01/21/2022
10.16	Line of Credit Agreement, dated November 5, 2020, by and among Origo BC Holdings Ltd., its Participating Lenders, the Registrant and its subsidiaries, as amended.	S-1	10.15	01/21/2022
10.17	Promissory Note, dated January 1, 2019, issued by the Registrant to Livio Susin.	S-1	10.16	01/21/2022
10.18	Promissory Note, dated February 19, 2019, issued by the Registrant to Livio Susin.	S-1	10.17	01/21/2022
10.19	Promissory Note, dated April 17, 2019, issued by the Registrant to 1118737 BC Ltd.	S-1	10.18	01/21/2022
10.20	Promissory Note, dated February 25, 2021, issued by the Registrant to Downwind Investments LLC.	S-1	10.19	01/21/2022
10.21	Asset Purchase Agreement, dated February 25, 2021, by and between the Registrant and Chris McElvany.	S-1	10.20	01/21/2022
10.22	Strategic Investment Agreement, dated January 16, 2023 by and among Hightimes Holding Corp. 1252240 BC LTD., Trans-High Corporation and the Registrant.	S-1/A	10.23	01/18/2022
10.23	Definitive asset purchase agreement with Wesana Health Holdings Inc.	10-Q	10.2	05/10/2023

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contracts or compensatory plan.

*	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucy Scientific Discovery Inc.

Date: October 13, 2023	By:	/s/ Richard D. Nanula
	Name:	Richard D. Nanula
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Nanula	Chief Executive Officer and Executive Chairman	October 13, 2023
Richard D. Nanula	(Principal Executive Officer)

/s/ Brian Zasitko	Chief Financial Officer	October 13, 2023
Brian Zasitko	(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul Abramowitz	Director	October 13, 2023
Paul Abramowitz

/s/ Brittany Kaiser	Director	October 13, 2023
Brittany Kaiser

/s/ Charles B. Nemeroff	Director	October 13, 2023
Charles B. Nemeroff, M.D., Ph.D.

/s/ Scott Reeves	Director	October 13, 2023
Scott Reeves

/s/ Livio Susin	Director	October 13, 2023
Livio Susin

LUCY SCIENTIFIC DISCOVERY INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lucy Scientific Discovery Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lucy Scientific Discovery Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has historically had significant negative operating cash flows and net losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA
October 13, 2023

LUCY SCIENTIFIC DISCOVERY INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2023 and 2022

(Expressed in US Dollars, except share amounts)

	June 30, 2023	June 30, 2022
	$	$
ASSETS
Current assets
Cash	1,673,874	53,379
Prepaid expenses	1,219,180	185,723
Accounts receivable	7,048	—
Other assets – GST receivable	62,649	13,232
Other receivable	336,706	—
Digital assets	—	34,106
Deferred financing costs, current	523,041	1,612,228
Total current assets	3,822,498	1,898,668

Non-current assets
Deferred financing costs, noncurrent	—	1,869,969
Property, plant, and equipment	764,650	843,500
Prepaid expenses, noncurrent	1,663,333	—
Right of use asset	1,025,033	—
Intangible assets	1,484,250	—
Long-term deposits	18,882	19,401
TOTAL ASSETS	8,778,646	4,631,538

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,291,063	2,814,532
Convertible notes, current	—	825,707
Due to related parties	1,019,894	1,775,372
Notes payable – related parties	—	305,082
Notes payable, current	60,423	—
Lease liability, current	338,819	89,396
Total current liabilities	2,710,199	5,810,089

Non-current liabilities
Convertible notes, noncurrent	—	2,972,161
Lease liability, noncurrent	1,389,558	571,062
Notes payable, noncurrent	—	56,176
TOTAL LIABILITIES	4,099,757	9,409,488

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; unlimited shares authorized; 17,462,963 and 10,443,560 shares issued and outstanding as at June 30, 2023 and 2022, respectively	48,934,278	30,790,410
Accumulated deficit	(44,415,798)	(35,427,342)
Accumulated other comprehensive income (loss)	160,409	(141,018)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,678,889	(4,777,950)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	8,778,646	4,631,538

The accompanying notes are an integral part of these consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars, except share amounts)

	2023	2022
	$	$
Net product sales	7,048	—
Cost of sales	4,500	—
Gross profit	2,548	—
Operating expenses
Selling, general and administrative expense	5,767,881	3,469,479
Impairment loss	78,850	—
Total operating expenses	5,846,731	3,469,479
Operating loss	5,844,183	3,469,479

Non-operating expense (income)
Interest expense	1,966,143	2,064,547
Loss on debt settlement	1,178,183	—
Change in fair value of warrant liability	—	322,226
Other income	(53)	(136)
Total non-operating expense (income)	3,144,273	2,386,637

Income tax expense	—	—
Net loss	(8,988,456)	(5,856,116)
Foreign exchange translation adjustment, net of tax of $nil	301,427	212,284
Comprehensive loss	(8,687,029)	(5,643,832)

Net loss per common share
Basic and diluted	(0.71)	(0.68)

Weighted average number of common shares outstanding
Basic and diluted	12,701,100	8,615,648

The accompanying notes are an integral part of these consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars, except share amounts)

	Class A voting common shares		Class B non-voting common shares		Common shares			Accumulated other	Total
	Number of shares	Paid-in capital	Number of shares	Paid-in capital	Number of shares	Paid-in capital	Accumulated deficit	comprehensive income (loss)	equity (deficit)
		$		$		$	$	$	$
Balance, June 30, 2021	1	—	6,476,753	23,568,439	—	—	(29,571,226)	(353,302)	(6,356,089)
Share reorganization	(1)	—	(6,476,753)	(23,568,439)	6,476,753	23,568,439	—	—	—
Reclassification of warrants	—	—	—	—	—	6,392,476	—	—	6,392,476
Shares issued for exercise of warrants	—	—	—	—	3,477,919	48,866	—	—	48,866
Shares issued for conversion of convertible notes	—	—	—	—	185,138	314,016	—	—	314,016
Shares issued for consulting agreements	—	—	—	—	127,819	216,695	—	—	216,695
Shares issued for share purchase option exercise	—	—	—	—	175,931	39,346	—	—	39,346
Share purchase options issued	—	—	—	—	—	210,572	—	—	210,572
Foreign currency translation adjustment, net of tax of $nil	—	—	—	—	—	—	—	212,284	212,284
Net loss	—	—	—	—	—	—	(5,856,116)	—	(5,856,116)
Balance, June 30, 2022	—	—	—	—	10,443,560	30,790,410	(35,427,342)	(141,018)	(4,777,950)
Shares issued on initial public offering	—	—	—	—	1,875,000	7,500,000	—	—	7,500,000
Shares issued for conversion of convertible notes	—	—	—	—	1,932,006	4,307,115	—	—	4,307,115
Shares issued for settlement of notes payable - related party	—	—	—	—	36,962	88,707	—	—	88,707
Shares issued for settlement of accounts payable	—	—	—	—	635,065	2,169,171	—	—	2,169,171
Shares issued for settlement of due to related parties	—	—	—	—	561,203	1,715,712	—	—	1,715,712
Shares issued for consulting agreements	—	—	—	—	875,000	2,821,875	—	—	2,821,875
Shares issued as donation	—	—	—	—	104,167	257,032	—	—	257,032
Shares issued for IP acquisition	—	—	—	—	1,000,000	914,250	—	—	914,250
Shares to be issued for consulting agreement	—	—	—	—	—	457,844	—	—	457,844
Share issuance costs	—	—	—	—	—	(2,253,764)	—	—	(2,253,764)
Share purchase options	—	—	—	—	—	165,926	—	—	165,926
Foreign currency translation adjustment, net of tax of $nil	—	—	—	—	—	—	—	301,427	301,427
Net loss	—	—	—	—	—	—	(8,988,456)	—	(8,988,456)
Balance, June 30, 2023	—	—	—	—	17,462,963	48,934,278	(44,415,798)	160,409	4,678,889

The accompanying notes are an integral part of these consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

	2023	2022
	$	$
Operating activities
Net loss	(8,988,456)	(5,856,116)
Items not involving cash:
Amortization expense	101,466	—
Interest expense	1,966,143	1,971,727
Amortization of debt discount	5,715	10,286
Loss on debt settlement	1,178,183	—
Shares issued for services	236,212	81,788
Shares issued as donation	257,032	—
Shares to be issued for consulting agreement	457,844	—
Share-based payments	—	210,572
Share purchase options	165,926	—
Impairment loss	78,850	—
Change in fair value of warrant liability	—	322,226
Unrealized foreign exchange transaction adjustment	132,008	—
Changes in non-cash working capital:
Prepaid expenses	(81,289)	6,899
Accounts receivable	(7,048)	—
Other assets – GST receivable	(49,188)	97
Other receivable	(332,762)	—
Accounts payable and accrued liabilities	407,246	487,593
Lease liability	(305,452)	(226,217)
Due to related parties	511,217	572,723
Net cash flows used in operating activities	(4,266,353)	(2,418,422)

Investing activities
Purchase of digital assets	—	(34,106)
Sale of digital assets	34,106	—
Purchase of intangible assets	(300,000)	—
Net cash used in investing activities	(265,894)	(34,106)

Financing activities
Proceeds from initial public offering	7,500,000	—
Net proceeds from Convertible Notes	340,000	2,829,500
Exercise of warrants	—	48,866
Exercising of options	—	39,346
Repayment of notes payable – related party	(207,236)	—
Deferred share issuance costs	(1,440,476)	(667,474)
Net cash flows provided by financing activities	6,192,288	2,250,238
Effect of foreign exchange on cash	(39,546)	9,639
Increase (decrease) in cash	1,620,495	(192,651)
Cash, beginning of year	53,379	246,030
Cash, end of year	1,673,874	53,379

Supplemental disclosures of cash flow information:
Interest paid in cash	—	—
Income taxes paid in cash	—	—

Non-Cash activities for financing activities:
Renewal of lease	1,144,349	—
Shares issued for settlement of accounts payable	2,169,171	—
Shares issued for settlement of due to related parties	1,715,711	—
Shares issued for conversion of convertible notes	4,307,115	314,016
Shares issued for conversion of notes payable – related parties	88,707	—
Shares issued for acquisition of intangible assets	914,250	—
Accounts payable incurred for acquisition of intangible assets	270,000	—
Shares issued for consulting agreements	2,821,875	—
Deferred offering costs accrued but unpaid	—	613,875
Reclassification of warrants to share capital	—	6,392,476

The accompanying notes are an integral part of these consolidated financial statements

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

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

Subsidiaries that are active and wholly-owned by the Company to facilitate its business activities include:

●	TerraCube International Inc. — On October 4, 2017, the Company acquired control of TerraCube International Inc. (“TerraCube”), formerly Crop2Scale International Inc. which was incorporated under the Business Corporations Act of British Columbia. TerraCube innovates, develops and produces highly controlled agricultural grow environments for plant manufacturing and replication.

●

LSDI Manufacturing Inc. — On June 29, 2017, the Company incorporated LSDI Manufacturing Inc. (“LMI”), under the Business Corporations Act of British Columbia for the purposes of cannabis extraction and manufacturing of adult-use and pharmaceutical products. LMI held a Health Canada Processor’s License under the Cannabis Act but has never engaged in plant-touching activities up to the date the Board of Directors approved these consolidated financial statements. On August 10, 2021, the Health Canada Standard Processor’s License was voluntarily withdrawn by LMI with the revocation effective September 3, 2021. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. The Dealer’s Licence authorizes us to develop and produce (through cultivation, extraction or synthesis) certain restricted substances. The company intends to develop and produce these restricted substances as pharmaceutical-grade active pharmaceutical ingredients and their raw material.

●	LSDI Retail Inc. — On June 5, 2023, the Company incorporated LSDI Retail Inc. under the laws of the state of Delaware for the purpose of the sale of the Company’s products through online distribution platform.

●	Lucy Therapeutic Discoveries Inc. — On June 15, 2023, the Company incorporated LSDI Therapeutics Inc. under the laws of the state of Delaware to facilitate the acquisition of intellectual property from Wesana Health on June 30, 2023, as further described in Note 7.

●	Lucy Scientific Discovery USA Inc. — On November 17, 2022, the Company incorporated Lucy Scientific Discovery USA Inc. under the laws of the state of Delaware for the purpose of entering into employment agreements with key executive officers of the Company.

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

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

Going Concern

The Company has incurred net losses in recent periods and has accumulated a deficit of $44,415,798 as of June 30, 2023. The Company has funded operations in the past primarily by the sale and issuance of our common shares, from the issuance of convertible and non-convertible promissory notes, and our initial public offering (“IPO”). We will continue to be dependent upon equity and debt financings or collaborations or other forms of capital at least until we are able to generate positive cash flows from product sales, if ever.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities, to obtain the necessary debt or equity financing, generating profitable operations from the Company’s future operations or the success of an initial public offering. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern during the next twelve months. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and our subsidiaries in which we have controlling financial interest. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, and expenses as well as the related disclosures. The Company must often make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates.

Functional and Presentation Currency

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s functional currency is the local currency, Canadian Dollar (“CAD”). Assets and liabilities of these operations are translated into USD at the end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of stockholder’s equity (deficit) in the consolidated balance sheet in accumulated other comprehensive (loss).

Cash

Cash includes cash held with Canadian financial institutions and cash held in trust with a law corporation, available upon demand.

Accounts Receivable

Included in “Accounts receivable” on our consolidated balance sheets are amounts related to customers. As of June 30, 2023 and 2022, accounts receivable, net, were $7,048 and $nil.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

We estimate losses on receivables based on expected losses, including our historical experience of actual losses. Accounts receivable are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. The allowance for doubtful accounts was $nil and $nil as of June 30, 2023 and 2022. Additions to the allowance were $nil and $nil, and deductions to the allowance were $nil and $nil 2022 and 2023.

Digital assets

The Company accounts for its digital assets, which are comprised solely of Tether, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other. The Company has ownership of and control over its Tether and uses third-party custodial services to store its Tether. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company determines the fair value of its Tether on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for Tether (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of Tether quoted on the active exchange at any time since acquiring the specific Tether held by the Company. If the carrying value of Tether exceeds that lowest price, an impairment loss has occurred with respect to that Tether in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statements of Operations in the period in which the impairment occurs. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s Consolidated Statements of Operations and Comprehensive Loss. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific Tether sold immediately prior to sale.

See note 5, Digital Assets, for further information regarding the Company’s purchase and sale of digital assets.

Property and Equipment

Property and equipment are recorded at cost and presented net of accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of the related assets. The carrying value of property and equipment is periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines, and obsolescence.

Intangible Assets

Intangible assets are recorded at acquisition cost and presented net of accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the related assets. The carrying value of intangible assets is periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, market value declines and the result of clinical trials.

Impairment of Long-Lived Assets

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to the asset group’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the amount by which the asset group’s carrying amount exceeds its fair value.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or a discounted cash flow analysis.

Long lived assets that do not have indefinite lives are amortized/depreciated over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company re-evaluates the useful life determinations each year to determine whether events and circumstances warrant a revision to the remaining useful lives.

Financial Instruments

Financial instruments include cash, evidence of ownership interests in an entity, and contracts that impose a contractual obligation either to deliver cash or another financial instrument or to exchange other financial instruments on potentially unfavorable terms. Financial instruments are recorded initially at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company calculates the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models including the Black-Scholes option pricing model. Subsequent measurement depends on how the financial instrument has been classified. The Company’s financial instruments include cash, accounts receivable, other assets — GST receivable, other receivables, accounts payable and accrued liabilities, notes payable, notes payable — related parties, convertible notes and lease liability.

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

The Company’s financial assets and financial liabilities are measured at amortized cost. As at June 30, 2023 and June 30, 2022 the carrying value of the cash, accounts receivable, other assets – GST receivable, accounts payable and accrued liabilities and amounts due to related parties approximates the fair value due to the short-term nature of these instruments.

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

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

Leases

In accordance with ASC 842, Leases, operating leases are recognized as right-of-use assets and corresponding lease liabilities on the consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recorded on our balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Our leases do not provide an implicit lease rate, therefore, we utilize our incremental borrowing rate, as the basis to calculate the present value of future lease payments, at lease commencement. Our incremental borrowing rate represents the rate that we would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

We have lease agreements with lease and non-lease components. At the adoption of ASC 842, we elected not to separate non-lease components from all classes of our existing leases. The non-lease components have been accounted for as part of the single lease component to which they are related (See Note 9).

Earnings per Share

The computation of diluted earnings per share excludes the effect of the potential exercise of warrants and stock options when the average market price of the common stock is lower than the exercise price of the respective warrant or stock option and when inclusion of these amounts would be anti-dilutive. For the year ended June 30, 2023, the number of warrants and stock options excluded from the computation was 428,290 and 591,115, respectively (year ended June 30, 2022 – 428,290 and 621,697, respectively).

Revenue

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

We offer consumer products online. The online order and receipt of full payment creates the customer contract. Revenue is measured based on the amount of consideration that we receive from customers when they place an order, reduced by estimates for return allowances. Performance obligation is the delivery of the ordered product to the customer and the performance condition is satisfied, and revenue is recognized, when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier.

Return Allowances

Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances were $nil and $nil as of June 30, 2023 and 2022.

Cost of Sales

Cost of sales primarily consists of the purchase price of consumer products, incoming shipping costs, payment processing and related transaction costs, and applicable sales taxes on our purchases of product.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include direct and indirect selling expenses such as marketing and business development and all general administrative expenses of the Company such wages, benefits, travel costs, professional fees and other indirect expenses.

Share-based Compensation

Share-based compensation expense consists of the Company’s share purchase option expense. Share purchase options granted to employees and consultants are measured based on the grant-date fair value. Share-based compensation expense is generally recognized based on the straight-line basis over the requisite service period. We account for forfeitures as they occur.

Income Taxes

The Company records deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. The Company continually reviews the need for, and the adequacy of, a valuation allowance and recognizes the benefits from the Company’s deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the own stock scope exception and certain aspects of the earnings-per-share guidance. The amendments are effective for years beginning after December 15, 2021, including interim periods within such years, with early adoption permitted for after December 15, 2020. The amendments were adopted on July 1, 2022. The adoption had no impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820). The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

NOTE 3 — PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2023	June 30, 2022
	$	$
Advertising (a)	2,187,500	—
Consulting (b)	585,279	133,910
Insurance	65,140	8,020
Other	44,594	43,793
Total	2,882,513	185,723
Current portion	1,219,180	185,723
Non-current portion	1,663,333	—

(a)	The Company entered into a strategic investment agreement with Hightimes Holding Corp., (“Hightimes”), 1252240 BC LTD, a wholly owned subsidiary of Hightimes, and Trans-High Corporation, a wholly-owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common shares (Note 13).

(b)	The Company issued 250,000 common shares pursuant to a two-year marketing agreement (Note 13).

NOTE 4 — OTHER RECEIVABLE

During the year ended June 30, 2023, a past consultant of the Company obtained a garnishing order in an action against the Company whereby $336,706 (CAD$445,799) of cash held at the Company’s bank was garnished and paid into the British Columbia Supreme Court. The amount was recorded as restricted cash as at June 30, 2023 on the consolidated statement of financial position. On August 1, 2023 the British Columbia Supreme Court ordered that the garnished funds be repaid to the Company. The Company has no ongoing obligation to the consultant and the legal action has been concluded.

NOTE 5 — DIGITAL ASSETS

During the year ended June 30, 2023, the Company sold approximately 34,106 Tether for $34,106 in cash. The 34,106 Tether was acquired during the year ended June 30, 2022 for cash of $34,106.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

On February 25, 2021, the Company entered an agreement whereby the Company acquired certain equipment for consideration of 990,741 Class B common non-voting shares with a fair value of $1,687,032 (CAD$2,140,000). At the time of acquisition, the equipment had a fair value of $843,500. The excess of fair value of the Class B common non-voting shares above the fair value of the equipment of $843,532 was recorded as compensation expense within selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss during the year ended June 30, 2021.

At June 30, 2023, the equipment had a fair value of $765,650. The excess of carrying value above the fair value of the equipment of $78,850 was recorded as impairment on the consolidated statement of operations and comprehensive loss during the year ended June 30, 2023.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

The equipment is not in use and therefore no depreciation has been taken for the years ended June 30, 2023 and 2022. Property, plant and equipment consist of the following:

	June 30, 2023	June 30, 2022
	$	$
Balance, beginning of year	843,500	843,500
Impairment loss	78,850	—
Balance, end of year	764,650	843,500

NOTE 7 — INTANGIBLE ASSETS

On June 30, 2023, pursuant to an asset purchase agreement dated June 30, 2023 (the “Agreement”), the Company closed on the acquisition of intellectual property and related assets relating to Wesana Health Holdings Inc. (“Wesana”) psilocybin and cannabidiol combination investigational therapy, SAN-013 (“Intellectual Property”) for consideration consisting of: (a) 1,000,000 shares of the Company’s common stock with an aggregate issuance date fair value of $914,250, and (b) $570,000 in cash. The Company paid $300,000 on March 20, 2023 with the remaining $270,000 due in the following 4 installments: (i) $123,000 due on or before July 1, 2023; (ii) $48,991 due on or before October 1, 2023; (iii) $48,991 due on or before January 1, 2024; and (iv) $49,018 due on or before April 1, 2024.

Under the screen test requirements under ASC 805, Business Combinations, the Company concluded that the Intellectual Property represented substantially all of the fair value of the gross assets acquired and, accordingly, determined the set was not considered a business, such that the Company applied asset acquisition accounting and recorded the acquisition of the Intellectual Property as an intangible asset in the amount of $1,484,250 that will be amortized on a straight-line basis over the remaining weighted average useful life of 19.2 years.

The estimated future amortization expense is as follows:

Year ended June 30,	Amount
2024	$77,395
2025	77,395
2026	77,395
2027	77,395
2028	77,395
Thereafter	1,097,275
$1,484,250

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2023	June 30, 2022
	$	$
Trade payables(a)(b)	1,291,063	2,419,118
Vacation accrual	—	23,225
Accrued liabilities	—	372,189
	1,291,063	2,814,532

(a)	The Company entered into debt settlement and subscription agreements with various vendors under which trade payables with a face value of $1,472,412 (CAD$1,977,316) as at February 13, 2023 were settled upon IPO through the issuance of 613,513 common shares (Note 13) resulting in a non-cash loss on debt settlement of $674,864.
(b)	The Company settled trade payable with a vendors under which trade payables with a face value of $25,000 as at February 13, 2023 was settled through the issuance of 21,552 common shares (Note 13) resulting in a non-cash gain on debt settlement of $4,005.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

NOTE 9 — RIGHT OF USE ASSET AND LEASE LIABILITY

The lease liability relates to a warehouse leased by the Company (the “Warehouse Lease”). The lease commenced on August 1, 2017 with an initial term of 5 years expiring on July 31, 2022. On August 1, 2022, the Company exercised its option to renew for 5 years. The new term starts on August 1, 2022 and ends on July 31, 2027, with an option to extend the lease for an additional five years. The renewal option needs to be exercised no less than six months from the expiry date. As of lease renewal, the Company anticipated exercising the option to renew and as such has determined the lease term to be 10 years in determining the lease liability. The discount rate used was 16%, equivalent to the interest rate the Company would incur to borrow funds equal to the future lease payments on a collateralized basis over a similar term and in a similar economic environment. As a result, the Company increased its right-of-use asset by $1,144,349 and lease liability by $1,144,349 related to the Warehouse Lease on August 1, 2022. During the year ended June 30, 2023, the Company recorded amortization expense of $101,466 (year ended June 30, 2022- $nil) with respect to the right of use asset.

Leases with an initial term of less than 12 months are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

The long-term deposit of $18,882 (CAD$25,000) relates to a security deposit on the Warehouse Lease which is expected to be returned to the Company at the completion of the lease, including renewal periods.

The right of use asset consists of the following:

	June 30, 2023	June 30, 2022
	$	$
Balance, beginning of the year	—	—
Addition on lease modification	1,144,349	—
Amortization	(101,466)	—
Unrealized foreign exchange loss	(17,850)	—
Balance, end of year	1,025,033	—

The lease liability consists of the following:

	June 30, 2023	June 30, 2022
	$	$
Balance, beginning of the year	660,458	771,976
Addition on lease modification	1,144,349	—
Payments	(330,527)	(198,135)
Interest expense	262,439	115,684
Unrealized foreign exchange gain	(8,342)	(29,067)
Balance, end of year	1,728,377	660,458
Current portion	338,819	89,396
Non-current portion	1,389,558	571,062

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

The maturity of the lease liability is as follows:

Year ended June 30,	Amount
2024	$338,819
2025	377,207
2026	417,265
2027	438,962
2028	330,474
Thereafter	1,308,542
Total lease payments	3,211,269
Less: Unamortized interest	(1,482,892)
Total lease liability	$1,728,377

NOTE 10 — NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Following is a summary of the Company’s notes payable and notes payable – related party:

	June 30, 2023	June 30, 2022
	$	$
Opening balance	361,258	352,464
Repayment of notes payable(a)	(207,236)	—
Settlement in common shares(b)	(88,707)	—
Interest expense(a)(b)	4,957	12,258
Amortization of debt discount(c)(d)(e)(f)	5,715	10,286
Foreign exchange gain	(15,564)	(13,750)
Balance, end of year	60,423	361,258
Current portion	60,423	305,082
Non-current portion	—	56,176

a)	On December 31, 2018, the Company issued a note payable of $144,666 (CAD$200,000) to a director and stockholder of the Company. The note bears interest of 21% per annum, is unsecured and is repayable on December 31, 2021. Maturity was subsequently amended to 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the year ended June 30, 2023, the Company incurred interest expense of $2,577 (CAD$3,500) (June 30, 2022 — $8,190 (CAD$10,500)) with respect to the note payable. During the year ended June 30, 2021, the Company made payments of $52,933 (CAD$67,999) with respect to the note. The Company entered into debt settlement and subscription agreements with the director and stockholder under which the note payable with a face value of $88,707 (CAD$119,125) as at February 13, 2023 was settled upon IPO through the issuance of 36,962 common shares (Note 13). The Company has no continuing obligation with respect to the note payable.

b)	During the year ended June 30, 2019, the Company issued a series of notes payable totaling $245,768 (CAD $330,000) to a director and stockholder of the Company. On August 20, 2021, the Company issued an additional $2,273 (CAD$3,000) to a director and stockholder of the Company. The note bears interest of 2% per annum, is unsecured and repayable 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the year ended June 30, 2022, the Company incurred an interest expense of $2,380 (CAD$3,356) (June 30, 2022 — $4,068 (CAD$5,150)). During the year ended June 30, 2021, the Company issued 13,889 Class B non-voting common shares as repayment of $39,746 (CAD$50,000). During the year ended June 30, 2023, the Company paid $207,236 (CAD$280,735) as repayment of the note payable. The Company has no continuing obligation with respect to the note payable.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

c)	On April 20, 2020, the Company received a Canadian Emergency Business Account (“CEBA”) loan in the amount of $28,756 (CAD $40,000), which is an interest-free loan to cover operating costs which was offered in the context of the COVID-19 pandemic outbreak. Repaying the balance of the loan on or before December 31, 2023 will result in a loan forgiveness of $8,355 (CAD$10,000). On December 31, 2023, the Company has the option to extend the loan for 3 years and will bear a 5% interest rate. To estimate the fair value, the debt component was estimated first at $12,470 (CAD$17,565), considering the forgiveness and interest free aspects. A 20% effective rate was used which corresponds to a rate that the Company would have obtained for a similar investment. The $8,828 (CAD$12,435) residual value was attributed to a governmental subsidy that is presented in other income on the consolidated statements of loss and comprehensive loss. During the year ended June 30, 2023, the Company recorded accretion expense of $2,157 (CAD$2,854) (June 30, 2022 — $3,858 (CAD$4,884)) with respect to the CEBA loan.

d)	On April 20, 2020, TerraCube received a CEBA loan in the amount of $28,756 (CAD $40,000), which is an interest-free loan to cover operating costs and that was offered in the context of the COVID-19 pandemic outbreak. Repaying the balance of the loan on or before December 31, 2023 will result in a loan forgiveness of $8,355 (CAD$10,000). On December 31, 2023, the Company has the option to extend the loan for 3 years and will bear a 5% interest rate. To estimate the fair value, the debt component was estimated first at $12,470 (CAD$17,565), considering the forgiveness and interest free aspects. A 20% effective rate was used which corresponds to a rate that the Company would have obtained for a similar investment. The $8,828 (CAD$12,435) residual value was attributed to a governmental subsidy that is presented in other income on the consolidated statements of loss and comprehensive loss. During the year ended June 30, 2023, the Company recorded accretion expense of $2,158 (CAD$2,854) (June 30, 2022 — $3,858 (CAD$4,884)) with respect to the CEBA loan.

e)	On December 31, 2020, TerraCube received a CEBA loan in the amount of $15,709 (CAD $20,000), which is an interest-free loan to cover operating costs and that was offered in the context of the COVID-19 pandemic outbreak. Repaying the balance of the loan on or before December 31, 2023 will result in a loan forgiveness of $8,142 (CAD$10,000). On December 31, 2023, the Company has the option to extend the loan for 3 years and will bear a 5% interest rate. To estimate the fair value, the debt component was estimated first at $5,282 (CAD$6,725), considering the forgiveness and interest free aspects. A 20% effective rate was used which corresponds to a rate that the Company would have obtained for a similar investment. The $2,599 (CAD$3,275) residual value was attributed to a governmental subsidy that is presented in other income on the consolidated statements of loss and comprehensive loss. During the year ended June 30, 2022, the Company recorded accretion expense of $700 (CAD$951) (June 30, 2021 — $1,285 (CAD$1,628) with respect to the CEBA loan.

f)	On February 18, 2021, the Company received a CEBA loan in the amount of $15,753 (CAD $20,000), which is an interest-free loan to cover operating costs which was offered in the context of the COVID-19 pandemic outbreak. Repaying the balance of the loan on or before December 31, 2023 will result in a loan forgiveness of $8,142 (CAD$10,000). On December 31, 2023, the Company has the option to extend the loan for 3 years and will bear a 5% interest rate. To estimate the fair value, the debt component was estimated first at $5,440 (CAD$6,907), considering the forgiveness and interest free aspects. A 20% effective rate was used which corresponds to a rate that the Company would have obtained for a similar investment. The $2,667 (CAD$3,092) residual value was attributed to a governmental subsidy that is presented in other income on the consolidated statements of loss and comprehensive loss. During the year ended June 30, 2022, the Company recorded accretion expense of $700 (CAD$951) (June 30, 2022 — $1,285 (CAD$1,628) with respect to the CEBA loan.

The following table summarizes the future principal repayments required on the Company’s notes payable:

For the years ended June 30,	Amount
2024	$60,423
Total notes payable	$60,423

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

NOTE 11 — CONVERTIBLE NOTES

Following is a summary of the Company’s convertible notes:

	June 30, 2023	June 30, 2022
	$	$
Opening balance	3,797,868	1,066,774
Convertible notes issued(a)(b)(c)	340,000	2,829,500
Conversion to common shares(a) (b)	(4,307,115)	(314,016)
Interest expense(a)(b)(c)	167,640	217,589
Foreign exchange loss (gain)	1,607	(1,979)
Balance, end of year	—	3,797,868
Current portion	—	825,707
Non-current portion	—	2,972,161

a)	On February 25, 2021, the Company entered into a $500,000 convertible note at 8% interest rate to the CEO of the Company. The convertible note matured on August 25, 2021. The note was modified subsequent to June 30, 2021 whereby the maturity was extended to February 25, 2022. The note is convertible at the option of the holder into common shares at a conversion price of $1.58 (CAD$2.16) per share. During the year ended June 30, 2022, the Company incurred an interest expense of $22,450 (June 30, 2022 — $42,621) with respect to this note. The convertible note of $500,000 plus $78,575 accrued interest was converted into 366,187 common shares on February 13, 2023 (Note 13). The Company had no continuing obligation with respect to the convertible note.

b)	Between on April 21, 2021 and May 28, 2021, the Company issued unsecured convertible notes with a face value of $348,257 which bear an interest rate of 8% per annum. The convertible notes were convertible into common shares at $1.58 (CAD$2.16) per common share and matured between October 21, 2021 and November 28, 2021. During the year ended June 30, 2023, the Company incurred an interest expense of $8,426 (June 30, 2022 — $15,661) with respect to these notes. Convertible notes of $300,000 plus $14,016 accrued interest were converted into 185,136 common shares on December 28, 2021 (Note 13). Convertible notes of $50,000 plus $6,597 accrued interest were converted into 35,822 common shares on February 13, 2023 (Note 12). The Company had no continuing obligation with respect to the convertible notes.

c)	Between June 29, 2021 and December 28, 2022, the Company issued unsecured convertible notes with a face value of $3,369,500 which bear an interest rate of 8% per annum. The convertible notes are convertible into common shares at a 40% discount to the price of an initial public offering and mature between June 29, 2023 and December 28, 2024. During the year ended June 30, 2023, the Company incurred an interest expense of $136,764 (June 30, 2022 — $159,307) with respect to these notes. Convertible notes of $3,219,500 plus $302,442 accrued interest were converted into 1,529,997 common shares on February 13, 2023 (Note 13). The Company had no continuing obligation with respect to the convertible notes.

NOTE 12 — LINE OF CREDIT

On November 5, 2020, the Company established a line of credit of $5,041,541 (CAD$6,675,000). The line of credit is secured by the Company’s assets, bears an interest rate of 8% per annum and matures on November 5, 2023. The Company may draw up to $377,644 (CAD$500,000) per quarter under the line of credit beginning January 15, 2021. Pursuant to entering the line of credit, the Company issued the lender warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.63 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The warrants were valued at $4,775,535 and recorded as deferred financing costs to be recognized over the term of the line of credit. During the year ended June 30, 2023, the Company recorded interest expense of $1,547,104 (year ended June 30, 2022 — $1,627,181) related to the warrants.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

On January 22, 2021, pursuant to the warrant amendment, the Company reclassified 3,906,209 warrants valued at $4,775,535 to warrant liability as the exercise price became variable based on the amount of convertible notes payable raised. The incremental fair value resulting from the warrant amendment of $1,079,468 was recorded as interest expense on the consolidated statement of operations and comprehensive loss.

On December 8, 2021, the Company reclassified 3,906,209 warrants valued at $6,392,476 to share capital as the exercise price became fixed for the remaining warrants outstanding since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price.

Following is a summary of the Company’s warrant liability for the year ended June 30:

	June 30, 2023	June 30, 2022
	$	$
Opening balance	—	6,192,883
Warrants reclassified to share capital	—	(6,392,476)
Change in fair value of warrant liability	—	322,226
Foreign exchange gain	—	(122,633)
Balance, end of year	—	—

NOTE 13 — STOCKHOLDERS’ EQUITY

Share Capital

A summary of the Company’s share capital is as follows:

Common Stock

The Company has authorized an unlimited amount of common stock with no par value.

Stock Split

On December 1, 2021, the Company authorized an 18:1 reverse stock split of its issued and outstanding Class B common stock. The effect of this reverse stock split has been reflected retrospectively throughout the consolidated financial statements. Also on December 1, 2021, the Company amended its Articles to create a single class of non-voting common shares and cancel the Class A voting common shares and Class B non-voting common shares. Pursuant to the amendment, the Class A voting common shares and Class B non-voting common shares were converted on a one-for-one basis into common shares of the Company.

On October 22, 2018, the Company authorized a 1:1.4 stock split of its issued and outstanding Class B common stock resulting in an additional issuance of 23,187,182 shares of Class B common stock to existing holders. The Company retrospectively adjusted common stock, stock option, warrants and per share amounts throughout the consolidated financial statements for this 1:1.4 stock split.

Voting Rights

Holders of common stock have no voting rights and are not entitled to receive notice of or to attend any annual or extraordinary general meeting of the stockholders of the Company.

Dividends

The directors may declare dividends on one or more class of shares to the exclusion of the others or declare dividends at different rates on different classes of shares, at their discretion. No dividends shall be declared on the Class A common stock or any class of shares if to do so would reduce the value of the net assets of the Company to less than the paid-up capital of the common stock.

No dividends have been declared by the Company for the year ended June 30, 2023.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

Liquidation

In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the common stock shall be entitled to participate equally in all of the profits and assets of the Company.

Redemption

The Company may redeem the whole or any part of the common stock on payment for each share of common stock to be redeemed of an amount not exceeding the redemption amount of each redeemed share, together with all non-cumulative accrued dividends declared.

Share Repurchase Program

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

Common Stock Issuances and Transfers

During the year ended June 30, 2023, the Company had the following common stock transactions:

On June 30, 2023, the Company issued 1,000,000 common non-voting shares to Wesana pursuant to the Agreement.

On June 29, 2023, accounts payable of $25,000 were settled through the issuance of 21,662 common non-voting shares.

On June 29, 2023, due to related parties of $101,150 (CAD$136,059) were settled through the issuance of 100,000 common non-voting shares pursuant to a mutual settlement and release agreement.

On January 16, 2023, we entered into a strategic investment agreement with Hightimes , 1252240 BC LTD, a wholly owned subsidiary of Hightimes, and Trans-High Corporation, a wholly-owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common non-voting shares.

On February 13, 2023, the Company closed its IPO of 1,875,000 of the Company’s common non-voting shares at a public offering price of $4.00 per share. The gross proceeds from the IPO were $5.8 million, after deducting underwriting discounts and commissions and other offering related expenses payable by the Company.

On February 13, 2023, the convertible notes in the aggregate principal amount of $4,307,115 were automatically converted into 1,932,006 common non-voting shares.

On February 13, 2023, the related party notes payable in the aggregate amount of $88,707 were automatically converted into 36,962 common non-voting shares pursuant to a settlement and subscription agreement.

On February 13, 2023, accounts payable and due to certain related parties in the aggregate amount of $2,579,320 were automatically converted into 1,074,716 common non-voting shares pursuant to settlement and subscription agreements.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

On February 13, 2023, the Company issued 250,000 common non-voting shares pursuant to a two-year marketing agreement.

On February 13, 2023, the Company issued 104,167 common non-voting shares pursuant to a donation to the Austin Community Foundation. The shares were subsequently cancelled on July 5, 2023.

During the year ended June 30, 2022, the Company had the following common stock transactions:

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

The following is a summary of the changes in share purchase options during the year ended June 30, 2023 and 2022:

	Number of options		Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2021	464,293		2.01(CAD2.59)	2.63	276,294
Granted	333,335	(1)(2)	1.68(CAD2.16)	2.00	—
Exercised	(175,931	)(3)	0.22(CAD0.29)	—	(276,294)
Balance at June 30, 2022	621,697		2.34(CAD3.01)	1.91	—
Granted	30,000	(4)	1.25	2.84	—
Expired	(60,582	)(5)(6)	2.50(CAD3.30)	—	—
Balance at June 30, 2023	591,115		2.20(CAD2.91)	1.74	—

(1)	On October 1, 2021, the Company issued 166,667 share purchase options to a consultant. The options have an exercise price of $1.68 (CAD$2.16) and expire on October 1, 2023. The options vested immediately.

(2)	On June 30, 2022, the Company issued 166,668 share purchase options to consultants. The options have an exercise price of $1.68 (CAD$2.16) and expire on June 30, 2024. The options vested immediately.

(3)	On March 9, 2022, issued 175,931 common non-voting shares pursuant the exercise of 175,931 share purchase options with a weighted average exercise price of $0.22 (CAD$0.29).

(4)	On May 1, 2023, the Company’s issued 30,000 share purchase options to a consultant. The share purchase options have an exercise price of $1.25, vest immediately, and expire on May 1, 2026.

(5)	On September 17, 2022, 54,266 share purchase options expired, unexercised.

(6)	On March 2, 2023, 6,315 share purchase options expired, unexercised.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

The following is a summary of the outstanding share purchase options as at June 30, 2023:

Exercise price ($)	Outstanding at June 30, 2023	Weighted average remaining contractual life		Exercisable at June 30, 2023	Weighted average remaining contractual life
4.76 (CAD6.30)	111,112	1.00		111,112	1.00
1.63 (CAD2.16)	166,668	1.00		166,668	1.00
1.63 (CAD2.16)	166,667	2.26	(1)	166,667	2.26	(1)
1.25	30,000	2.50		30,000	2.50
1.63 (CAD2.16)	116,668	2.84		116,668	2.84
	591,115	1.74		591,115	1.74

(1)	On June 28, 2023, the Company extended the life of the share purchase options from October 1, 2023 to October 1, 2025 pursuant to a mutual release and settlement agreement.

During the year ended June 30, 2022, the Company recognized share-based payment expense of $165,926 (CAD$222,812) (year ended June 30, 2022 — $210,572 (CAD$266,045)) related to vested share purchase options. The Company has unrecognized stock-based compensation expense of $nil associated with outstanding share purchase options.

The Company has computed the fair value of share purchase options granted using the Black-Scholes option pricing model. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee share purchase option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The Company applied the following assumptions in the Black-Scholes option pricing model for the year ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Expected life options (years)	1.19	1.00
Expected volatility	100%	100%
Expected dividend yield	0%	0%
Risk-free interest rate	3.79%	2.00%
Black-Scholes value of each option	$0.74(CAD$0.98)	$0.95(CAD$1.22)

The Company plans to issue 1,642,861 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 45,635 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through June 30, 2023 with respect to these options.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

Warrants

The Company has computed the fair value of warrants issued using a modified Black-Scholes option pricing model. The expected term used for warrants issued is the contractual term. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Pursuant to entering the line of credit, on January 15, 2021, the Company issued 3,906,209 warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.63 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The following is a summary of the warrants during the year ended June 30, 2023 and 2022:

	Number of warrants	Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value
Balance at June 30, 2021	3,906,209	0.76(CAD0.94)	4.35	5,709,315
Exercised(1)	(3,477,919)	0.015(CAD0.018)	—	(5,709,315)
Balance at June 30, 2022	428,290	1.68(CAD2.16)	3.35	—
Balance at June 30, 2023	428,290	1.63(CAD2.16)	2.35	—

(1)	On December 8, 2021, the Company issued 3,477,919 common non-voting shares pursuant to the exercise of 3,477,919 warrants with an exercise price of $0.015 (CAD$0.018) per warrant.

On December 8, 2021 the Company reclassified 3,906,209 warrants valued at $6,392,476 to share capital as the exercise price became fixed for the remaining warrants outstanding since the Company had successfully raised $3,000,000 in convertible notes, resolving the contingency affecting the exercise price.

The Company applied the following assumptions in the Black-Scholes option pricing model:

	June 30, 2023	June 30, 2022
Expected life warrants (years)	—	3.91
Expected volatility	—	100%
Expected dividend yield	—	0%
Risk-free interest rate	—	0.34%
Black-Scholes value of each warrant	$—	$1.17(CAD$1.47)

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

NOTE 14 — INCOME TAXES

The domestic and foreign components of loss before income taxes for the years ended June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
	$	$
Domestic – Canada	(8,708,905)	(5,856,116)
Foreign – outside of Canada	(279,551)	—
Loss before provision for income taxes	(8,988,456)	(5,856,116)

The components of the income tax expense for the year ended June 30, 2023 and 2022 consisted of the following:

	June 30, 2023	June 30, 2022
	$	$
Current income tax expense:
Domestic – Canada	—	—
Foreign – Outside of Canada	—	—
Total current tax expense	—	—

Deferred income tax expense:
Domestic – Canada	—	—
Foreign – outside of Canada	—	—
Total deferred income tax expense	—	—
Total income tax expense	—	—

A reconciliation of the Company’s effective tax rate to the statutory Canada  income tax rate for the year ended June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
	$	$
Loss for the year before income taxes	(8,988,456)	(5,856,116)
Statutory rate	27%	27%
Expected income tax recovery	(2,426,883)	(1,581,151)
Non-deductible interest expense	418,701	443,108
Non-taxable loss on debt settlement	323,467	—
Non-deductible share-based payments	44,905	56,744
Non-deductible impairment loss	20,290	—
Other permanent differences	12,799	(13,528)
Prior year true-up	22,093	(22,108)
Other	93,472	—
Impact of foreign exchange on valuation allowance	179,049	206,639
Change in valuation allowance	1,312,107	910,296
Income tax expense	—	—

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as at June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
	$	$
Deferred tax assets from:
Net operating loss carry forwards	5,805,330	4,278,122
Property and equipment	707,121	697,316
Right of use asset	276,759	—
Research and development tax credit carry-forward balances	433,168	445,068
Total deferred tax assets	7,222,378	5,420,506

Deferred tax liabilities from:
Share issue costs	(238,132)	(213,434)
Lease liability	(466,662)	—
CEBA loans	—	(1,595)
Total deferred tax liabilities	(704,794)	(215,029)
Valuation allowance	(6,517,584)	(5,205,477)
Net deferred tax asset	—	—

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Based upon the Company’s historical operating losses and the uncertainty of future taxable income, the Company has provided a valuation allowance primarily against its deferred tax assets up to the deferred tax liabilities, as of June 30, 2023 and 2022.

The Company had non-capital losses carry forward balances of approximately $21,700,000 (CAD$28,400,000) at June 30, 2023 and approximately $15,800,000 (CAD$20,400,000) at June 30, 2022 for which a deferred tax asset has not been recognized. These losses may be carried forward to apply against future year income tax for Canadian income tax purposes, subject to the final determination by taxation authorities, and expire through 2043. The utilization of the Company’s non-capital losses carry-forward balances may be subject to limitation under the provisions of Canada Revenue Agency section 111(5.4). The Company has not yet completed a study to determine if any losses are limited under section 111(5.4) as of June 30, 2023.

The Company recognizes the tax benefit from uncertain tax positions only if it is “more likely than not” that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next 12 months.

The Company did not recognize any uncertain tax positions, or any accrued interest and penalties associated with uncertain tax positions for the year ended June 30, 2023. The Company files tax returns in Canada and the United States. The Company is generally subject to examination by income tax authorities for seven years from the filing of a tax return, therefore, the federal and certain state returns from incorporation forward are subject to examination. The Company currently is not under examination by any tax authority.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

In response to the COVID-19 pandemic, the COVID-19 Emergency Response Act was signed into law on March 25, 2020. The COVID-19 Emergency Response Act, among other things, includes tax provisions relating to temporary wage subsidies and interest free business loans. The COVID-19 Emergency Response Act did not have a material impact on the Company’s income tax provision for the years ended June 30, 2023 and 2021. The Company will continue to evaluate the impact of the COVID-19 Emergency Response Act on its financial position, results of operations, and cash flows.

NOTE 15 — RELATED PARTY TRANSACTIONS

Included under due to related parties on our consolidated balance sheet as of June 30, 2023 is $1,019,894 (June 30, 2022 - $1,775,372) that relates to wages, short-term benefits and contracted services for key management personnel. The amounts are unsecured and non-interest bearing. On February 13, 2023, due to certain related parties in the aggregate amount of $1,106,877 were automatically converted into 461,203 common shares on completion of the IPO pursuant to settlement and subscription agreements resulting in a non-cash loss on debt settlement of $507,324.

On December 31, 2018, the Company issued a note payable of $144,666 (CAD$200,000) to a director and stockholder of the Company. The note bears interest of 21% per annum, is unsecured and is repayable on December 31, 2021. Maturity was subsequently amended to 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the year ended June 30, 2023, the Company incurred interest expense of $2,577 (CAD$3,500) (June 30, 2022 — $8,190 (CAD$10,500)) with respect to the note payable. During the year ended June 30, 2021, the Company made payments of $52,933 (CAD$67,999) with respect to the note. The Company entered into debt settlement and subscription agreements with the director and stockholder under which the note payable with a face value of $88,707 (CAD$119,125) as at February 13, 2023 was settled upon IPO through the issuance of 36,962 common shares (Note 13). The Company has no continuing obligation with respect to the note payable.

During the year ended June 30, 2019, the Company issued a series of notes payable totaling $245,768 (CAD $330,000) to a director and stockholder of the Company. On August 20, 2021, the Company issued an additional $2,273 (CAD$3,000) to a director and stockholder of the Company. The note bears interest of 2% per annum, is unsecured and repayable 90 days subsequent to the successful completion of an initial public offering or a reverse takeover transaction. During the year ended June 30, 2022, the Company incurred an interest expense of $2,380 (CAD$3,356) (June 30, 2022 — $4,068 (CAD$5,150)). During the year ended June 30, 2021, the Company issued 13,889 Class B non-voting common shares as repayment of $39,746 (CAD$50,000). During the year ended June 30, 2023, the Company paid $207,236 (CAD$280,735) as repayment of the note payable. The Company has no continuing obligation with respect to the note payable.

On February 25, 2021, the Company issued a $500,000 convertible note at 8% interest rate to the CEO of the Company. The convertible note matured on August 25, 2021. The note was modified subsequent to June 30, 2021 whereby the maturity was extended to February 25, 2022. The note is convertible at the option of the holder into common shares at a conversion price of $1.59 (CAD$2.16) per share. During the year ended June 30, 2022, the Company incurred an interest expense of $22,450 (June 30, 2022 — $42,621) with respect to this note. On February 13, 2023, the convertible note of $500,000 plus accrued interest of $78,575 were converted into 366,187 common shares. The Company has no continuing obligation with respect to the convertible note.

Following closing of the IPO, the Company plans to issue to its Chief Executive Officer an award with respect to the number of the Company’s common shares equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO, which award shall be fully vested at the time of issuance.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2023 and 2022

(Expressed in US Dollars)

The Company plans to issue 1,642,861 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 45,635 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through June 30, 2023 with respect to these options.

NOTE 16 — SUBSEQUENT EVENTS

In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events through October 13, 2023 which was the date the consolidated financial statements were issued, and determined that the following subsequent events occurred as of that date:

Equity transactions

On July 4, 2023, the Company issued 100,000 common non-voting shares and made a cash payment of $226,586 (CAD$300,000) pursuant to a mutual settlement and release agreement.

On July 5, 2023, the Company cancelled 104,167 common non-voting shares which had previously been issued pursuant to a donation to the Austin Community Foundation.

On July 28, 2023, the Company issued 93,750 share purchase warrants with an exercise price of $1.25 and a term of five years.

On August 1, 2023, the Company issued 187,500 common non-voting shares to the former Chief Executive Officer.

Other

On September 6, 2023, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Hightimes to acquire the intellectual property of High Times. Hightimes owns all of the issued and outstanding shares of common stock of HT-Lucy Acquisition Corp., a Delaware corporation. Pursuant to the Stock Purchase Agreement, Hightimes agreed to sell to us all of the common stock of HT-Lucy Acquisition Corp. upon the terms and subject to the conditions of the Stock Purchase Agreement. In exchange for the common stock of HT-Lucy Acquisition Corp., we shall pay Hightimes as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) semi-annual earn-out payments (the “Hightimes Earn-Out Payments”) payable for the five (5) consecutive fiscal years ending on June 30, 2029, in amounts equal to three (3) times the adjusted EBITDA of HT-Lucy Acquisition Corp., calculated pursuant to the terms of the Stock Purchase Agreement. We have the discretion to pay the Hightimes Earn-Out Payments with either Lucy common shares or cash. At the closing, we will also cause HT-Lucy Acquisition Corp. to enter into an intellectual property license agreement pursuant to which HT-Lucy Acquisition Corp. will grant to an affiliate of Hightimes the exclusive right and license to utilize certain intellectual property rights to operate retail stores and to manufacture and sell THC products in the United States in return for a license fee of $1.0 million per year, increasing to $2.0 million per year upon Federal legalization.

On September 12, 2023, we entered into an amalgamation agreement (the “Amalgamation Agreement”) with Bluesky Biologicals Inc. (“Bluesky”) to acquire the Bluesky. Bluesky, through Bluesky Wellness Inc., owns a portfolio of plant-based wellness brands including Keoni, Keoni Sport, Blush Wellness and AMMA Healing. Pursuant to the Amalgamation Agreement, Bluesky will amalgamate with a wholly-owned subsidiary of the Company upon the terms and subject to the conditions of the Amalgamation Agreement. We shall pay Bluesky as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) earn-out payments (the “Bluesky Earn-Out Payments”) payable for the four (4) consecutive fiscal years ending on June 30, 2028, the six (6) month period ended June 30, 2024, and the six (6) month period ending December 31, 2028, in amounts equal to two and one half (2.5) times the adjusted EBITDA of Bluesky., calculated pursuant to the terms of the Amalgamation Agreement. We have the discretion to pay the Bluesky Earn-Out Payments with either Lucy common shares or cash.