Form 10-Q
period 2023-09-30
Lucy Scientific Discovery, Inc.
filed 2023-11-13
CIK 1865127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 17,646,296 common shares of the registrant issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US Dollars, except share amounts)

(unaudited)

	September 30, 2023	June 30, 2023
	$	$
ASSETS
Current assets
Cash	237,614	1,673,874
Prepaid expenses, current	1,213,503	1,219,180
Accounts receivable	—	7,048
Other assets – GST receivable	10,062	62,649
Other receivable	—	336,706
Deferred financing costs	128,052	523,041
Total current assets	1,589,231	3,822,498

Non-current assets
Property, plant, and equipment	667,539	764,650
Prepaid expenses, noncurrent	1,549,782	1,663,333
Right of use asset	976,177	1,025,033
Intangible assets	1,464,901	1,484,250
Long-term deposits	18,491	18,882
TOTAL ASSETS	6,266,121	8,778,646

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,198,625	1,291,063
Due to related parties	628,063	1,019,894
Notes payable	59,172	60,423
Lease liability, current	339,974	338,819
Total current liabilities	2,225,834	2,710,199

Non-current liabilities
Lease liability, noncurrent	1,338,420	1,389,558
TOTAL LIABILITIES	3,564,254	4,099,757

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; unlimited shares authorized; 17,646,296 and 17,462,963 shares issued and outstanding as at September 30, 2023 and June 30, 2023, respectively	49,032,701	48,934,278
Accumulated deficit	(46,413,848)	(44,415,798)
Accumulated other comprehensive income	83,014	160,409
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,701,867	4,678,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	6,266,121	8,778,646

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended September 30, 2023 and 2022

(Expressed in US Dollars, except share numbers)

(unaudited)

	2023	2022
	$	$
Operating expenses
Selling, general and administrative expense	1,510,346	828,559
Impairment loss	97,111	—
Total operating expenses	1,607,457	828,559
Operating loss	1,607,457	828,559

Non-operating expense (income)
Interest expense	390,604	543,221
Other income	(11)	(39)
Total non-operating expense (income)	390,593	543,182

Income tax expense	—	—
Net loss	(1,998,050)	(1,371,741)
Foreign exchange translation adjustment, net of tax of $nil	(77,395)	400,780
Comprehensive loss	(2,075,445)	(970,961)

Net loss per common share
Basic and diluted	(0.11)	(0.13)

Weighted average number of common shares outstanding
Basic and diluted	17,581,305	10,443,560

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS DEFICIT

(Expressed in US Dollars, except share numbers)

(unaudited)

	Common shares			Accumulated Other	Total
	Number of	Paid-in	Accumulated	Comprehensive	Equity
	shares	capital	deficit	income (loss)	(deficit)
		$	$	$	$
Balance, June 30, 2022	10,443,560	30,790,410	(35,427,342)	(141,018)	(4,777,950)
Foreign exchange translation adjustment, net of tax of $nil	—	—	—	400,780	400,780
Net loss	—	—	(1,371,741)	—	(1,371,741)
Balance, September 30, 2022	10,443,560	30,790,410	(36,799,083)	259,762	(5,748,911)

Balance, June 30, 2023	17,462,963	48,934,278	(44,415,798)	160,409	4,678,889
Shares issued for settlement of due to related parties	100,000	98,000	—	—	98,000
Shares issued for consulting agreement	187,500	177,188	—	—	177,188
Shares cancelled for donation cancellation agreement	(104,167)	(257,032)	—	—	(257,032)
Warrants issued for consulting agreement	—	80,267	—	—	80,267
Foreign exchange translation adjustment, net of tax of $nil	—	—	—	(77,395)	(77,395)
Net loss	—	—	(1,998,050)	—	(1,998,050)
Balance, September 30, 2023	17,646,296	49,032,701	(46,413,848)	83,014	2,701,867

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2023

(Expressed in US Dollars)

(unaudited)

	2023	2022
	$	$
Operating activities
Net loss	(1,998,050)	(1,371,741)
Items not involving cash:
Amortization expense	47,195	19,072
Interest expense	387,192	536,790
Impairment loss	97,111	—
Amortization of debt discount	—	2,842
Shares issued for services	—	43,688
Shares issued for consulting agreement	177,188	—
Share cancelled for donation cancellation agreement	(257,032)	—
Shares to be issued for consulting agreement	18,000	—
Warrants issued for consulting agreement	80,267	—
Unrealized foreign exchange transaction adjustment	—	255,915
Changes in non-cash working capital:
Prepaid expenses	60,192	(11,189)
Accounts receivable	7,048	—
Other assets – GST receivable	51,695	1,691
Other receivable	332,339	—
Accounts payable and accrued liabilities	96,340	184,722
Lease liability	(14,299)	(70,240)
Due to related parties	(373,639)	161,921
Net cash flows used in operating activities	(1,288,453)	(246,529)

Investing activities
Sale of digital assets	—	34,106
Purchase of intangible assets	(123,000)	—
Net cash (used in) provided by investing activities	(123,000)	34,106

Financing activities
Net proceeds from Convertible Notes	—	200,000
Deferred share issuance costs	—	(25,352)
Net cash flows provided by financing activities	—	174,648
Effect of foreign exchange on cash	(24,807)	794
Decrease in cash	(1,436,260)	(36,981)
Cash, beginning of period	1,673,874	53,379
Cash, end of period	237,614	16,398

Supplemental disclosures of cash flow information:
Interest paid in cash	3,412	—
Income taxes paid in cash	—	—

Non-Cash activities for financing activities:
Shares issued for settlement of due to related parties	98,000	—
Renewal of lease	—	1,144,349
Deferred offering costs accrued but unpaid	—	8,407

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

Subsidiaries that are active and wholly-owned by the Company to facilitate its business activities include:

●	TerraCube International Inc. — On October 4, 2017, the Company acquired control of TerraCube International Inc. (“TerraCube”), formerly Crop2Scale International Inc. which was incorporated under the Business Corporations Act of British Columbia. TerraCube innovates, develops and produces highly controlled agricultural grow environments for plant manufacturing and replication.

●	LSDI Manufacturing Inc. — On June 29, 2017, the Company incorporated LSDI Manufacturing Inc. (“LMI”), under the Business Corporations Act of British Columbia for the purposes of cannabis extraction and manufacturing of adult-use and pharmaceutical products. LMI held a Health Canada Processor’s License under the Cannabis Act but has never engaged in plant-touching activities up to the date the Board of Directors approved these consolidated financial statements. On August 10, 2021, the Health Canada Standard Processor’s License was voluntarily withdrawn by LMI with the revocation effective September 3, 2021. In August 2021, Health Canada’s Office of Controlled Substances granted us a Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), or a Dealer’s Licence. The Dealer’s Licence authorizes us to develop and produce (through cultivation, extraction or synthesis) certain restricted substances. The Company intends to develop and produce these restricted substances as pharmaceutical-grade active pharmaceutical ingredients and their raw material.

●	LSDI Retail Inc. — On June 5, 2023, the Company incorporated LSDI Retail Inc. under the laws of the state of Delaware for the purpose of the sale of the Company’s products through online distribution platform.

●	Lucy Therapeutic Discoveries Inc. — On June 15, 2023, the Company incorporated LSDI Therapeutics Inc. under the laws of the state of Delaware to facilitate the acquisition of intellectual property from Wesana Health Holdings Inc. (“Wesana”) on June 30, 2023, as further described in Note 7.

●	Lucy Scientific Discovery USA Inc. — On November 17, 2022, the Company incorporated Lucy Scientific Discovery USA Inc. under the laws of the state of Delaware for the purpose of entering into employment agreements with key executive officers of the Company.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, and led to an economic downturn. To date, COVID-19 has not had any material impact on the Company’s operations; however, it is possible that estimates in these unaudited condensed consolidated interim financial statements may change in the near term as a result of COVID-19 variants.

Going Concern

The Company has incurred net losses in recent periods and has accumulated a deficit of $46,413,848 as of September 30, 2023. The Company has funded operations in the past primarily by the sale and issuance of our common shares, from the issuance of convertible and non-convertible promissory notes, and our initial public offering (“IPO”). We will continue to be dependent upon equity and debt financings or collaborations or other forms of capital at least until we are able to generate positive cash flows from product sales, if ever.

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities, to obtain the necessary debt or equity financing, generating profitable operations from the Company’s future operations or the success of an initial public offering. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern during the next twelve months. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim balance sheet as of June 30, 2023, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated interim financial statements as of and for the three months ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) regarding interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures in these unaudited condensed consolidated interim financial statements, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at September 30, 2023, the Company’s operating results for the three months ended September 30, 2023 and 2022, and the Company’s cash flows for the three months ended September 30, 2023 and 2022. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2023. The unaudited condensed consolidated interim financial statements include the accounts of the Company and our subsidiaries in which we have controlling financial interest. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, and expenses as well as the related disclosures. The Company must often make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates.

Functional and Presentation Currency

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s functional currency is the local currency, Canadian Dollar (“CAD”). Assets and liabilities of these operations are translated into USD at the end-of-period exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Resulting cumulative translation adjustments are recorded as a component of stockholder’s equity (deficit) in the unaudited condensed consolidated interim balance sheet in accumulated other comprehensive income (loss).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended June 30, 2023 and 2022, which are contained in the Company’s Form 10-K for the year ended June 30, 2023. The accounting policies applied in the preparation of these unaudited condensed consolidated interim financial statements are consistent with those applied and disclosed in note 2 to the annual audited consolidated financial statements except as noted below:

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) has affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated interim financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

NOTE 3 — PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following:

	September 30, 2023	June 30, 2023
	$	$
Advertising (a)	2,187,500	2,187,500
Consulting (b)	469,494	585,279
Insurance	53,739	65,140
Other	52,552	44,594
Total	2,763,285	2,882,513
Current portion	1,213,503	1,219,180
Non-current portion	1,549,782	1,663,333

(a)	On January 16, 2023, the Company entered into a strategic investment agreement with Hightimes Holding Corp., (“Hightimes”), 1252240 BC LTD, a wholly owned subsidiary of Hightimes, and Trans-High Corporation, a wholly-owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common shares.

(b)	On February 13, 2023, the Company issued 250,000 common shares pursuant to a two-year marketing agreement.

NOTE 4 — OTHER RECEIVABLE

During the year ended June 30, 2023, a past consultant of the Company obtained a garnishing order in an action against the Company whereby $336,706 (CAD$445,799) of cash held at the Company’s bank was garnished and paid into the British Columbia Supreme Court. The amount was recorded as restricted cash as at June 30, 2023 on the audited consolidated statement of financial position. On August 1, 2023 the British Columbia Supreme Court ordered that the garnished funds be repaid to the Company and the funds were received during the three months ended September 30, 2023. The Company has no ongoing obligation to the consultant and the legal action has been concluded.

NOTE 5 — DIGITAL ASSETS

During the three months ended September 30, 2022, the Company sold approximately 34,106 Tether for $34,106 in cash. The 34,106 Tether was acquired during the year ended June 30, 2021 for cash of $34,106.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

On February 25, 2021, the Company entered an agreement whereby the Company acquired certain equipment for consideration of 990,741 Class B common non-voting shares with a fair value of $1,687,032 (CAD$2,140,000). At the time of acquisition, the equipment had a fair value of $843,500. The excess of fair value of the Class B common non-voting shares above the fair value of the equipment of $843,532 was recorded as compensation expense within selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss during the year ended June 30, 2021. At June 30, 2023, the equipment had a fair value of $764,650. The excess of carrying value above the fair value of the equipment of $78,850 was recorded as impairment loss on the consolidated statement of operations and comprehensive loss during the year ended June 30, 2023. At September 30, 2023, the equipment had a fair value of $667,539. The excess of carrying value of the equipment of $97,111 was recorded as impairment loss on the unaudited consolidated condensed interim statement of loss and comprehensive loss during the three months ended September 30, 2023.

The equipment is not in use and therefore no depreciation has been taken for the three months ended September 30, 2023 and 2022.

NOTE 7 — INTANGIBLE ASSETS

On June 30, 2023, pursuant to an asset purchase agreement dated June 30, 2023 (the “Agreement”), the Company closed on the acquisition of intellectual property and related assets relating to Wesana psilocybin and cannabidiol combination investigational therapy, SAN-013 (“Intellectual Property”) for consideration consisting of: (a) 1,000,000 shares of the Company’s common stock with an aggregate issuance date fair value of $914,250, and (b) $570,000 in cash. The Company paid $300,000 on March 20, 2023 with the remaining $270,000 due in the following 4 installments: (i) $123,000 due on or before July 1, 2023; (ii) $48,991 due on or before October 1, 2023; (iii) $48,991 due on or before January 1, 2024; and (iv) $49,018 due on or before April 1, 2024. The instalment payments are included within accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Under the screen test requirements under ASC 805, Business Combinations, the Company concluded that the Intellectual Property represented substantially all of the fair value of the gross assets acquired and, accordingly, determined the set was not considered a business, such that the Company applied asset acquisition accounting and recorded the acquisition of the Intellectual Property as an intangible asset in the amount of $1,484,250 that will be amortized on a straight-line basis over the remaining weighted average useful life of 19.2 years. During the three months ended September 30, 2023, the Company recorded amortization expense of $19,349 (three months ended September 30, 2022- $nil) with respect to the intangible assets.

The estimated future amortization expense is as follows:

Year ended June 30,	Amount
2024	$58,046
2025	77,395
2026	77,395
2027	77,395
2028	77,395
Thereafter	1,097,275
$1,464,901

NOTE 8 — RIGHT OF USE ASSET AND LEASE LIABILITY

The lease liability relates to a warehouse leased by the Company (the “Warehouse Lease”). The lease commenced on August 1, 2017 with an initial term of 5 years expiring on July 31, 2022. On August 1, 2022, the Company exercised its option to renew for 5 years. The new term starts on August 1, 2022 and ends on July 31, 2027, with an option to extend the lease for an additional five years. The renewal option needs to be exercised no less than six months from the expiry date. As of lease renewal, the Company anticipated exercising the option to renew and as such has determined the lease term to be 10 years in determining the lease liability. The discount rate used was 16%, equivalent to the interest rate the Company would incur to borrow funds equal to the future lease payments on a collateralized basis over a similar term and in a similar economic environment. As a result, the Company increased its right-of-use asset by $1,144,349 and lease liability by $1,144,349 related to the Warehouse Lease on August 1, 2022. During the three months ended September 30, 2023, the Company recorded amortization expense of $27,846 (three months ended September 30, 2022- $19,072) with respect to the right of use asset.

Leases with an initial term of less than 12 months are not recorded on the statement of financial position. We recognize lease expense for these leases on a straight-line basis over the lease term.

The long-term deposit of $18,491 (CAD$25,000) relates to a security deposit on the Warehouse Lease which is expected to be returned to the Company at the completion of the lease, including renewal periods.

The maturity of the lease liability is as follows:

Year ended June 30,	Amount
2024	$250,077
2025	369,395
2026	408,623
2027	429,871
2028	323,629
Thereafter	1,281,442
Total lease payments	3,063,037
Less: Unamortized interest	(1,384,643)
Total lease liability	$1,678,394

NOTE 9 — LINE OF CREDIT

On November 5, 2020, the Company established a line of credit of $4,937,130 (CAD$6,675,000). The line of credit is secured by the Company’s assets, bears an interest rate of 8% per annum and matures on November 5, 2023. The Company may draw up to $369,822 (CAD$500,000) per quarter under the line of credit beginning January 15, 2021. Pursuant to entering the line of credit, the Company issued the lender warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.60 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The warrants were valued at $4,775,535 and recorded as deferred financing costs to be recognized over the term of the line of credit. During the three months ended September 30, 2023, the Company recorded interest expense of $387,192 (three months ended September 30, 2022 — $378,915) related to the warrants.

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Share Capital

Stock Split

On December 1, 2021, the Company authorized an 18:1 reverse stock split of its issued and outstanding Class B common stock. Also on December 1, 2021, the Company amended its articles to create a single class of common shares and cancel the Class A voting common shares and Class B non-voting common shares. Pursuant to the amendment, the Class A voting common shares and Class B non-voting common shares were converted on a one-for-one basis into common shares of the Company.

Common Stock Issuances and Transfers

During the three months ended September 30, 2023, the Company had the following common stock transactions:

On July 4, 2023, the Company issued 100,000 common shares and made a cash payment of $226,586 (CAD$300,000) pursuant to a mutual settlement and release agreement.

On July 5, 2023, the Company cancelled 104,167 common shares which had previously been issued pursuant to a donation to the Austin Community Foundation.

On August 1, 2023, the Company issued 187,500 common shares to the former Chief Executive Officer with respect to the settlement of an award equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO.

During the three months ended September 30, 2022, the Company had no common stock transactions.

Share Purchase Options

The following is a summary of the changes in share purchase options Plan during the three months ended September 30, 2023 and 2022:

	Number of options	Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2022	621,697	2.34 (CAD3.01)	1.91	—
Expired(1)	(54,266)	2.35 (CAD3.22)	—	—
Balance at September 30, 2022	567,431	2.18 (CAD2.99)	1.82	—

Balance at June 30, 2023	561,115	2.20 (CAD2.91)	1.74	—
Balance at September 30, 2023	561,115	2.16 (CAD2.91)	1.49	—

(1)	On September 17, 2022, 54,266 share purchase options expired, unexercised.

During the three months ended September 30, 2023, the Company recognized share-based payment expense of $nil (three months ended September 30, 2022 - $nil) related to vested share purchase options. As at September 30, 2023, total unrecognized share-based payment expense related to the outstanding share purchase options was $nil.

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

In addition to the options discussed above, the Company plans to issue 1,642,861 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 45,635 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through September 30, 2023 with respect to these options.

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

The following is a summary of the warrants for the three months ended September 30, 2023 and 2022:

	Number of options	Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2022	428,290	1.58 (CAD2.16)	3.35	—
Balance at September 30, 2022	428,290	1.58 (CAD2.16)	3.10	—

Balance at June 30, 2023	428,290	1.63 (CAD2.16)	2.35	—
Granted(1)	93,750	1.25	4.83	—
Balance at September 30, 2023	522,040	1.54 (CAD2.16)	2.59	—

(1)	On July 28, 2023, the Company granted 93,750 share purchase warrants with an exercise price of $1.25 and a term of five years.

The Company applied the following assumptions in the Black-Scholes option pricing model:

	July 28, 2023	June 30, 2023
	$	$
Expected life warrants (years)	5.00	—
Expected volatility	100%	—
Expected dividend yield	0%	—
Risk-free interest rate	4.02%	—
Black-Scholes value of each warrant	0.86	—

NOTE 11 — RELATED PARTY TRANSACTIONS

Included under due to related parties on our consolidated balance sheet as of September 30, 2023 is $628,063 (June 30, 2023 - $1,019,894) that relates to wages, short-term benefits and contracted services for key management personnel. The amounts are unsecured and non-interest bearing.

On July 4, 2023, the Company issued 100,000 common shares and made a cash payment of $226,586 (CAD$300,000) pursuant to a mutual settlement and release agreement.

On August 1, 2023, the Company issued 187,500 common shares to its former Chief Executive Officer with respect to the settlement of an award equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO.

The Company plans to issue 1,642,861 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 45,635 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through September 30, 2023 with respect to these options.

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

The notes payable are categorized as Level 2 and have been recorded at amortized cost. The carrying value approximates its fair value due to its relatively short-term nature. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

NOTE 13 — SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated interim financial statements, the Company evaluated subsequent events through November 13, 2023, which was the date the condensed consolidated interim financial statements were issued, and determined that the following subsequent events occurred as of that date:

Other

In October 2023, the Company committed to a plan to sell property, plant and equipment resulting in a reclassification to assets held for sale in accordance with ASC 360, Property, Plant, and Equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Form 10-K for the year ended June 30, 2023, or the Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Some of the information with respect to our plans and strategy for our business, including forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the section entitled “Risk Factors in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We have incurred net losses in each year since inception. Our net loss was $1,988,050 for the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $46,413,848 and we had cash and cash equivalents of $237,614. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our research efforts, the expansion of our product and research offerings and the timing of our other operating activities. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. We expect to incur increased expenses as we:

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

On September 12, 2023, we entered into an amalgamation agreement (the “Amalgamation Agreement”) with Bluesky Biologicals Inc. (“Bluesky”) to acquire the Bluesky. Bluesky, through Bluesky Wellness Inc., owns a portfolio of plant-based wellness brands including Keoni, Keoni Sport, Blush Wellness and AMMA Healing. Pursuant to the Amalgamation Agreement, Bluesky will amalgamate with a wholly-owned subsidiary of the Company upon the terms and subject to the conditions of the Amalgamation Agreement. We shall pay Bluesky as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) earn-out payments (the “Bluesky Earn-Out Payments”) payable for the four (4) consecutive fiscal years ending on June 30, 2028, the six (6) month period ended June 30, 2024, and the six (6) month period ending December 31, 2028, in amounts equal to two and one half (2.5) times the adjusted EBITDA of Bluesky., calculated pursuant to the terms of the Amalgamation Agreement. We have the discretion to pay the Bluesky Earn-Out Payments with either the Company’s common shares or cash.

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

Components of Operating Results

Net Product Sales

Net product sales consist primarily of sales of Mindful by Lucy which was launched in March 2023 and Twilight by Lucy which was launched in July 2023. The online order and receipt of full payment creates the customer contract. Revenue is measured based on the amount of consideration that we receive from customers when they place an order, reduced by estimates for return allowances. Performance obligation is the delivery of the ordered product to the customer and the performance condition is satisfied, and revenue is recognized, when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier. There were no product sales during the three months ended September 30, 2023 as the Company was changing its payment processor. Sales commenced again in October 2023.

Cost of Sales

Cost of sales primarily consists of the purchase price of Mindful by Lucy and Twilight by Lucy, shipping costs, payment processing and related transaction costs, and applicable sales taxes. . There were no product sales during the three months ended September 30, 2023 as the Company was changing its payment processor. Sales commenced again in October 2023.

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

Interest Expense

Interest expense relates to interest charges associated with warrants issued under our line of credit. We anticipate that the warrants will be fully expensed in November 2023, which will result in a reduction of interest expense in future periods.

Foreign Currency Translation Adjustment

The amount of foreign currency translation adjustment will fluctuate from period to period with changes in foreign exchange rates between Canadian dollars and U.S. dollars.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

For the three months ended September 30:	2023	2022
	$	$
Selling, general and administrative expense	1,510,346	828,559
Impairment loss	97,111	—
Total expenses	1,607,457	828,559

Other expense (income)
Interest expense	390,604	543,221
Other income	(11)	(39)
Net loss	(1,998,050)	(1,371,741)
Foreign currency translation adjustment, net of tax of $nil	(77,395)	400,780
Comprehensive loss	(2,075,445)	(970,961)

Selling, general and administrative expenses. Selling, general and administrative expenses were $1,510,346 for the three months ended September 30, 2023, compared to $828,559 for the three months ended September 30, 2022. The increase is attributable to increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Impairment loss. Impairment loss was $97,111 for the three months ended September 30, 2023 related to the Company’s equipment as fair market value exceeded the carrying amount, compared to impairment loss of $nil for the three months ended September 30, 2022. The increase in impairment loss is attributable to a surplus of equipment in the marketplace.

Interest expense. Interest expense was $390,604 for the three months ended September 30, 2023, compared to interest expense of $543,221 for the three months ended September 30, 2022. During the three months ended September 30, 2023, interest expense included $387,192 related to warrants issued in connection with the line of credit. During the three months ended September 30, 2022, interest expense included $378,915 related to the warrants issued in connection with the line of credit. Interest expense decreased due to the automatic conversion of convertible notes and repayment and conversion of notes payable on IPO.

Other income. Other income was $11 for the three months ended September 30, 2023, compared to other income of $39 for the three months ended September 30, 2022.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was a loss of $77,395 for the three months ended September 30, 2023, compared to income of $400,780 for the three months ended September 30, 2022. The increase in net loss is due to the strengthening of the US Dollar relative to the Canadian Dollar.

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

Our comprehensive loss was $2,075,445 for the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $46,413,848 and cash of $273,614. Our primary use of cash is to fund operating expenses, which consist primarily of selling, general and administrative expenditures and expenditures for research and development activities when liquidity permits. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Our strategy for managing liquidity over the long-term is based on achieving positive cash flows from operations to internally fund operating and capital requirements. We continually monitor factors that may affect our liquidity. These factors include research and development costs, operating costs, capital costs, income tax refunds, foreign currency fluctuations, seasonality, market immaturity and a highly fluid environment related to state and federal law passage and regulations.

Working Capital

At September 30, 2023 and June 30, 2023, we had a working capital deficiency of $636,603 and working capital of $1,112,299, respectively, as follows:

As of:	September 30, 2023	June 30, 2023
	$	$
Cash	237,614	1,673,874
Prepaid expenses and deposits	1,213,503	1,219,180
Accounts receivable	—	7,048
Other assets – GST receivable	10,062	62,649
Other receivable	—	336,706
Deferred financing costs, current	128,052	523,041
Total current assets	1,589,231	3,822,498
Accounts payable and accrued liabilities	1,198,625	1,291,063
Due to related parties	628,063	1,019,894
Notes payable, current	59,172	60,423
Lease liability, current	339,974	338,819
Total current liabilities	2,225,834	2,710,199
Working capital (deficiency)	(636,603)	1,112,299

Cash Flows

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

Net cash provided by (used in)	September 30, 2023	September 30, 2022
	$	$
Operating activities	(1,288,453)	(246,529)
Investing activities	(123,000)	34,106
Financing activities	—	174,648
Effect of exchange rate changes on cash	(24,807)	794
Cash, beginning of period	1,673,874	53,379
Cash, end of period	237,614	16,398

Operating Activities

Cash used in operating activities during the three months ended September 30, 2023 was $1,288,453. The cash used in operating activities is attributable to the following:

●	Net loss of $1,988,050 due primarily to spend on selling, general and administrative expenses and non-cash interest expense. Included in net loss are non-cash items of $549,921 for the three months ended September 30, 2023.

●	Movements in prepaid expenses and deposits increased cash by $60,192 related to insurance payments and warrants issued for consulting.

●	Movements in accounts receivable which increased cash by $7,048 due to timing of receipt from product sales.

●	Movements in other assets including GST receivable which increased cash by $51,695 due to timing of receipt from the Canadian government.

●	Movements in other receivable which increased cash by $332,339 due to timing of receipt of funds garnished and paid into the British Columbia Supreme Court and subsequently received by the Company.

●	Movements in accounts payable and accrued liabilities which increased cash by $96,340 due to timing of payments to vendors.

●	Movements in lease liability which decreased cash by $14,299 due to contractual lease payments.

●	Movements in due to related parties which decreased cash by $373,639 due to payments for various related parties and a mutual settlement and release agreement.

Cash used in operating activities during the three months September 30, 2022 was $246,529. The cash used in operating activities is attributable to the following:

●	Net loss of $1,371,741 due primarily to spend on selling, general and administrative expenses and non-cash interest and change in fair value of warrant liability. Included in net loss are non-cash items of $858,307 for the three months ended September 30, 2022.

●	Movements in prepaid expenses and deposits decreased cash by $11,189.

●	Movements in other assets including GST receivable which increased cash by $1,691 due to timing of receipt from the Canadian government.

●	Movements in accounts payable and accrued liabilities which increased cash by $184,722 due to timing of payments to vendors.

●	Movements in lease liability which decreased cash by $70,240 due to contractual lease payments.

●	Movements in due to related parties which increased cash by $161,921 due to deferral of payments for various related parties.

Investing Activities

Cash used in investing activities during the three months ended September 30, 2023 was $123,000 related to payment of balances due on the acquisition of intellectual property and related assets of Wesana Health Holdings Inc.

Cash provided by investing activities during the three months ended September 30, 2022 was $34,106 related to the sales of digital assets which had been purchased through funds received on issuance of convertible notes.

Financing Activities

Cash provided by financing activities for the three months ended September 30, 2023 was $nil.

Cash provided by financing activities for the three months ended September 30, 2022 was $174,648, which was the result of funds raised from the issuance of convertible notes which was partially offset by deferred issuance costs.

Indebtedness

In November 2020, we entered into a credit agreement with Origo BC Holdings Ltd., (“the Origo Credit Agreement”). Under the Origo Credit Agreement, we obtained a line of credit in an aggregate principal amount of up to $4,937,130, of which we can request an advance of up to $369,822 in any calendar quarter. The Origo Credit Agreement has a term of three years, and all borrowings thereunder bear interest at a rate of 8% per annum. In the event of default, all outstanding indebtedness under the Origo Credit Agreement will bear interest at a rate of 15% per annum. As of September 30, 2023, there were no amounts outstanding under the Origo Credit Agreement.

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

At the time of issuance of our financial statements as of and for the three months ended September 30, 2023, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of the consolidated financial statements. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with our research and manufacturing efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements depend on many factors, including, but not limited to:

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

Recently Adopted Accounting Pronouncements

See the section titled “Notes to Condensed Consolidated Interim Financial Statements — Note 2” included elsewhere in this Quarterly Report for additional information.

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

Changes in Internal Control

During the three months ended September 30, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended June 30, 2023. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Form 10-K. The risks and uncertainties described in our Form 10-K are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2023, the Company issued the shares of common stock listed below pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

On July 4, 2023, the Company issued 100,000 common shares and made a cash payment of $226,586 (CAD$300,000) pursuant to a mutual settlement and release agreement.

On July 5, 2023, the Company cancelled 104,167 common shares which had previously been issued pursuant to a donation to the Austin Community Foundation.

On August 1, 2023, the Company issued 187,500 common shares to the former Chief Executive Officer with respect to the settlement of an award equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO.

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

Lucy Scientific Discovery Inc.

Date: November 13, 2023	By:	/s/ Richard Nanula
Richard Nanula
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Brian Zasitko
Brian Zasitko
Chief Financial Officer (Principal Financial Officer)