Form 10-Q
period 2023-12-31
Lucy Scientific Discovery, Inc.
filed 2024-02-13
CIK 1865127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 13, 2024, there were 17,646,296 common shares of the registrant issued and outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “is expected to,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report, but are not limited to, statements about:

●	our ability to generate commercially viable products through our research and development efforts;

●	estimates of our addressable market, future revenue, expenses, capital requirements and our needs for additional financing;

●	our ability to obtain funding for our operations, including funding necessary to complete the expansion of our operations;

●	our ability to complete the acquisition of Bluesky Biologicals Inc. or the acquisition of the intellectual property of Hightimes Holding Corp.;

●	the implementation of our business model and strategic plans for our products, technologies and businesses;

●	our expectations regarding our ability to establish and maintain intellectual property protection for our products and technologies and our ability to operate our business without infringing on the intellectual property rights of others;

●	companies and technologies in our industry with which we may compete;

●	our ability to attract and retain key scientific and engineering personnel;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	business disruptions affecting our operations due to the global COVID-19 pandemic;

●	our expectations regarding market trends; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in US Dollars, except share amounts)

(unaudited)

	December 31, 2023	June 30, 2023
	$	$
ASSETS
Current assets
Cash	211,120	1,673,874
Prepaid expenses, current	1,118,025	1,170,021
Accounts receivable	642	7,048
Other assets – GST receivable	8,338	62,649
Other receivable	—	336,706
Deferred financing costs	—	523,041
Assets of discontinued operations, current	—	49,159
Total current assets	1,338,125	3,822,498

Non-current assets
Prepaid expenses, noncurrent	1,503,371	1,663,333
Intangible assets	1,445,552	1,484,250
Assets of discontinued operations, noncurrent	—	1,808,565
TOTAL ASSETS	4,287,048	8,778,646

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,384,412	1,291,063
Due to related parties	608,240	1,019,894
Notes payable	60,487	60,423
Convertible notes (including $3,019 due to a related party as of December 31, 2023)	9,056	—
Commitment to issue common shares (including $109,714 due to a related party as of December 31, 2023)	329,143	—
Conversion feature (including $222,507 due to a related party as of December 31, 2023)	667,521	—
Default penalty (including $23,369 due to a related party as of December 31, 2023)	70,107	—
Liabilities of discontinued operations, current	357,557	338,819
Total current liabilities	3,486,523	2,710,199

Non-current liabilities
Liabilities of discontinued operations, noncurrent	719,367	1,389,558
TOTAL LIABILITIES	4,205,890	4,099,757

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; unlimited shares authorized; 17,646,296 and 17,462,963 shares issued and outstanding as at December 31, 2023 and June 30, 2023, respectively	49,032,701	48,934,278
Accumulated deficit	(49,033,375)	(44,415,798)
Accumulated other comprehensive income	81,832	160,409
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	81,158	4,678,889
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	4,287,048	8,778,646

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended December 31, 2023 and 2022

(Expressed in US Dollars, except share numbers)

(unaudited)

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
	$	$	$	$
Net product sales	9,684	—	9,684	—
Cost of sales	3,868	—	3,868	—
Gross profit	5,816	—	5,816	—
Operating expenses
Selling, general and administrative expense	868,325	182,043	2,254,798	810,675
Total expenses	868,325	182,043	2,254,798	810,675

Non-operating expense (income)
Interest expense	128,471	485,278	519,075	1,028,499
Loss on convertible note issuance (including $151,866 with a related party for the three and six months ended December 31, 2023)	508,599	—	508,599	—
Change in commitment to issue common shares (including $19,831 with a related party for the three and six months ended December 31, 2023)	(59,493)	—	(59,493)	—
Change in fair value of conversion feature (including $46,479 with a related party for the three and six months ended December 31, 2023)	(139,437)	—	(139,437)	—
Change in fair value of default penalty (including $1,033 with a related party for the three and six months ended December 31, 2023)	3,099	—	3,099	—
Other income	(6)	(5)	(17)	(44)
Total non-operating expense (income)	441,233	485,273	831,826	1,028,455

Income tax expense for continuing operations	—	—	—	—
Net loss from continuing operations	(1,303,742)	(667,316)	(3,080,808)	(1,839,130)

Loss from discontinued operations	(1,315,785)	(266,491)	(1,536,769)	(466,418)
Income tax expense for discontinued operations	—	—	—	—
Net loss from discontinued operations	(1,315,785)	(266,491)	(1,536,769)	(466,418)
Net loss	(2,619,527)	(933,807)	(4,617,577)	(2,305,548)
Foreign exchange translation adjustment, net of tax of $nil	(1,182)	(101,117)	(78,577)	299,663
Comprehensive loss	(2,620,709)	(1,034,924)	(4,696,154)	(2,005,885)

Net loss per common share
Net loss from continuing operations	(0.07)	(0.06)	(0.17)	(0.18)
Net loss from discontinued operations	(0.07)	(0.03)	(0.09)	(0.04)
Net loss	(0.14)	(0.09)	(0.26)	(0.22)

Weighted average number of common shares outstanding
Basic and diluted	17,646,296	10,443,560	17,613,801	10,443,560

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Expressed in US Dollars, except share numbers)

(unaudited)

	Common shares			Accumulated Other	Total
	Number of	Paid-in	Accumulated	Comprehensive	Equity
	shares	capital	deficit	income (loss)	(deficit)
		$	$	$	$
Balance, June 30, 2022	10,443,560	30,790,410	(35,427,342)	(141,018)	(4,777,950)
Foreign exchange translation adjustment, net of tax of $nil	—	—	—	400,780	400,780
Net loss	—	—	(1,371,741)	—	(1,371,741)
Balance, September 30, 2022	10,443,560	30,790,410	(36,799,083)	259,762	(5,748,911)
Foreign exchange translation adjustment, net of tax of $nil	—	—	—	(101,117)	(101,117)
Net loss	—	—	(933,807)	—	(933,807)
Balance, December 31, 2022	10,443,560	30,790,410	(37,732,890)	158,645	(6,783,835)

Balance, June 30, 2023	17,462,963	48,934,278	(44,415,798)	160,409	4,678,889
Shares issued as settlement of due to related parties	100,000	98,000	—	—	98,000
Shares issued for consulting agreement	187,500	177,188	—	—	177,188
Shares cancelled for donation cancellation agreement	(104,167)	(257,032)	—	—	(257,032)
Warrants issued for consulting agreement	—	80,267	—	—	80,267
Foreign exchange translation adjustment, net of tax of $nil	—	—	—	(77,395)	(77,395)
Net loss	—	—	(1,998,050)	—	(1,998,050)
Balance, September 30, 2023	17,646,296	49,032,701	(46,413,848)	83,014	2,701,867
Foreign exchange translation adjustment, net of tax of $nil	—	—	—	(1,182)	(1,182)
Net loss	—	—	(2,619,527)	—	(2,619,527)
Balance, December 31, 2023	17,646,296	49,032,701	(49,033,375)	81,832	81,158

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2023

(Expressed in US Dollars)

(unaudited)

	2023	2022
	$	$
Operating activities
Net loss from continuing operations	(3,080,808)	(1,839,130)
Items not involving cash:
Amortization expense	38,555	—
Interest expense (including $1,639 with a related party for the six months ended December 31, 2023)	513,227	1,028,499
Loss on convertible note issuance (including $151,866 with a related party for the six months ended December 31, 2023)	508,599	—
Change in commitment to issue common shares (including $19,831 with a related party for the six months ended December 31, 2023)	(59,493)	—
Change in fair value of conversion feature (including $46,479 with a related party for the six months ended December 31, 2023)	(139,437)	—
Change in fair value of default penalty (including $1,033 with a related party for the six months ended December 31, 2023)	3,099	—
Amortization of debt discount (including $380 with a related party for the six months ended December 31, 2023)	1,140	—
Shares issued for services	—	51,838
Shares issued for consulting agreement	177,188	—
Share cancelled for donation cancellation agreement	(257,032)	—
Shares to be issued for consulting agreement	36,000	—
Warrants issued for consulting agreement	80,267	—
Unrealized foreign exchange transaction adjustment	—	197,273
Changes in non-cash working capital:
Prepaid expenses	256,391	(16,213)
Accounts receivable	6,406	—
Other assets – GST receivable	52,790	(24,839)
Other receivable	336,706	—
Accounts payable and accrued liabilities	211,664	420,264
Due to related parties	(304,482)	356,160
Net cash flows (used in) provided by in operating activities – continuing operations	(1,619,220)	173,852
Net cash flows (used in) operating activities – discontinued operations	(408,744)	(544,819)

Investing activities
Sale of digital assets	—	34,106
Purchase of intangible assets	(123,000)	—
Net cash (used in) provided by investing activities	(123,000)	34,106

Financing activities
Net proceeds from convertible notes	757,003	340,000
Deferred share issuance costs	—	(29,131)
Net cash flows provided by financing activities	757,003	310,869
Effect of foreign exchange on cash	(68,793)	(1,328)
Decrease in cash	(1,462,754)	(27,320)
Cash, beginning of period	1,673,874	53,379
Cash, end of period	211,120	26,059

Supplemental disclosures of cash flow information:
Interest paid in cash	5,848	—
Income taxes paid in cash	—	—

Non-Cash activities for financing activities:
Shares issued for settlement of due to related parties	98,000	—
Renewal of lease	—	1,144,349
Deferred offering costs accrued but unpaid	—	59,386

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

LUCY SCIENTIFIC DISCOVERY INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Lucy Scientific Discovery Inc. (“we,” “our,” “us,” or the “Company”) was incorporated under the Business Corporations Act (British Columbia) on February 17, 2017. The Company previously specialized in developing supply chain products, services, and distribution channels for the cannabis industry in the areas of cannabis production, cannabis extracts, edibles and other pharmaceutical grade products. The Company changed its name from Hollyweed North Cannabis Inc. to Lucy Scientific Discovery Inc. and, under a new business model, was engaged in the research, manufacturing and commercialization of psychedelic products. In November 2023, we surrendered our Controlled Drugs and Substances Dealer’s Licence under Part J of the Food and Drug Regulations promulgated under the Food and Drugs Act (Canada), (the “Dealer’s Licence”), to better manage our costs, and the revocation was effective January 2024. The Company intends to monitor the psychedelic marketplace and revisit the Dealer’s Licence when the regulatory landscape provides for a clearer path to meaningful revenues. The Company is currently engaged in the research of psychedelic products and sale of psychotropic products. The Company’s registered office is Suite 301 — 1321 Blanshard Street, Victoria, British Columbia, Canada.

Subsidiaries that are active and wholly-owned by the Company to facilitate its business activities include:

●	TerraCube International Inc. — On October 4, 2017, the Company acquired control of TerraCube International Inc. (“TerraCube”), formerly Crop2Scale International Inc. which was incorporated under the Business Corporations Act of British Columbia. TerraCube innovates, develops and produces highly controlled agricultural grow environments for plant manufacturing and replication. The Company does not plan to continue pursuing development and commercialization of TerraCube.

●	LSDI Manufacturing Inc. — On June 29, 2017, the Company incorporated LSDI Manufacturing Inc. (“LMI”), under the Business Corporations Act of British Columbia for the purposes of cannabis extraction and manufacturing of adult-use and pharmaceutical products. LMI held a Health Canada Processor’s License under the Cannabis Act but has never engaged in plant-touching activities up to the date the Board of Directors approved these consolidated financial statements. On August 10, 2021, the Health Canada Standard Processor’s License was voluntarily withdrawn by LMI with the revocation effective September 3, 2021. In August 2021, Health Canada’s Office of Controlled Substances granted us a Dealer’s Licence. The Dealer’s Licence authorizes us to develop and produce (through cultivation, extraction or synthesis) certain restricted substances. In November 2023, we surrendered the Dealer’s Licence, to better manage our costs, and the revocation was effective January 2024. The Company intends to monitor the psychedelic marketplace and revisit the Dealer’s License when the regulatory landscape provides for a clearer path to meaningful revenues.

●	LSDI Retail Inc. — On June 5, 2023, the Company incorporated LSDI Retail Inc. under the laws of the state of Delaware for the purpose of the sale of the Company’s products through online distribution platform.

●	Lucy Therapeutic Discoveries Inc. — On June 15, 2023, the Company incorporated LSDI Therapeutics Inc. under the laws of the state of Delaware to facilitate the acquisition of intellectual property from Wesana Health Holdings Inc. (“Wesana”) on June 30, 2023, as further described in Note 7.

●	Lucy Scientific Discovery USA Inc. — On November 17, 2022, the Company incorporated Lucy Scientific Discovery USA Inc. under the laws of the state of Delaware for the purpose of entering into employment agreements with key executive officers of the Company.

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

Going Concern

The Company has incurred net losses in recent periods and has accumulated a deficit of $49,033,375 as of December 31, 2023. The Company has funded operations in the past primarily by the sale and issuance of our common shares, from the issuance of convertible and non-convertible promissory notes, and our initial public offering (“IPO”). We will continue to be dependent upon equity and debt financings or collaborations or other forms of capital at least until we are able to generate positive cash flows from product sales, if ever.

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify future investment opportunities, to obtain the necessary debt or equity financing, generating profitable operations from the Company’s future operations or the success of an initial public offering. As a result of these factors there is substantial doubt regarding the Company’s ability to continue as a going concern during the next twelve months. These unaudited condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated interim balance sheet as of December 31, 2023, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated interim financial statements as of and for the three and six months ended December 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) regarding interim financial reporting and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures in these unaudited condensed consolidated interim financial statements, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position at December 31, 2023, the Company’s operating results for the three and six months ended December 31, 2023 and 2022, and the Company’s cash flows for the six months ended December 31, 2023 and 2022. The unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended June 30, 2023. The unaudited condensed consolidated interim financial statements include the accounts of the Company and our subsidiaries in which we have controlling financial interest. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

Derivative Liability

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value. Fair value changes in the derivative instruments are recorded through profit and loss. As at December 31, 2023, the Company recorded the conversion feature and default penalty associated with the convertible notes as derivative liabilities (Note 10).

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

NOTE 3 — DISCONTINUED OPERATIONS

In November 2023, we made the strategic decision to surrender the Dealer’s Licence and vacate our leased warehouse to better manage our costs. The Company intends to monitor the psychedelic marketplace and revisit the Dealer’s License when the regulatory landscape provides for a clearer path to meaningful revenues. In addition, the Company does not plan to continue pursuing development and commercialization of TerraCube.

Discontinued operations consist of the following:

	December 31, 2023	June 30, 2023
	$	$
Prepaid expenses	—	49,159
Assets of discontinued operations, current	—	49,159

Property, plant, and equipment (a)	—	764,650
Right of use asset (b)	—	1,025,033
Long-term deposits (b)	—	18,882
Assets of discontinued operations, noncurrent	—	1,808,565

Lease liability, current (b)	357,557	338,819
Liabilities of discontinued operations, current	357,557	338,819

Lease liability (b)	719,367	1,389,558
Liabilities of discontinued operations, noncurrent	719,367	1,389,558

(a)

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

During the three months ended December 31, 2023, the Company surrendered equipment with a fair value of $209,040 as settlement of a $17,500 invoice related to storage of the equipment which resulted in a loss on disposal of property and equipment of $191,540. In addition, the equipment held at the leased warehouse was surrendered to the landlord when the Company made the strategic decision to vacate the warehouse in November 2023 resulting in an impairment loss of $555,610.

The equipment was not in use prior to disposal and therefore no depreciation was taken for the six months ended December 31, 2023 and 2022.

(b)

The lease liability relates to a warehouse leased by the Company (the “Warehouse Lease”). The lease commenced on August 1, 2017 with an initial term of 5 years expiring on July 31, 2022. On August 1, 2022, the Company exercised its option to renew for 5 years. The new term starts on August 1, 2022 and ends on July 31, 2027, with an option to extend the lease for an additional five years. The renewal option needs to be exercised no less than six months from the expiry date. As of lease renewal, the Company anticipated exercising the option to renew and as such determined the lease term to be 10 years in determining the lease liability. The discount rate used was 16%, equivalent to the interest rate the Company would incur to borrow funds equal to the future lease payments on a collateralized basis over a similar term and in a similar economic environment. As a result, the Company increased its right-of-use asset by $1,144,349 and lease liability by $1,144,349 related to the Warehouse Lease on August 1, 2022. During the three and six months ended December 31, 2023, the Company recorded amortization expense of $9,282 and $37,128, respectively (three and six months ended December 31, 2022- $27,510 and $46,755, respectively) with respect to the right of use asset.

In November 2023, the Company made the strategic decision to surrender the Dealer’s License and vacate the leased warehouse which resulted in an impairment loss of $959,609 with respect to the right of use asset. In addition, the Company reassessed the expected term of the lease and determined that the strategic decision would result in the Company not exercising the 5-year renewal term which has originally been anticipated. The Company revalued the lease over the remaining term of the initial 5 years and recorded a gain on change in estimated lease term of $588,033.

Leases with an initial term of less than 12 months are not recorded on the statement of financial position. We recognize lease expense for these leases on a straight-line basis over the lease term.

The long-term deposit of $18,350 (CAD$25,000) relates to a security deposit on the Warehouse Lease which was forfeited by the Company in November 2023 upon making the decision to vacate the warehouse. The Company recorded an impairment loss for the six months ended December 31, 2023 of $18,350.

The maturity of the lease liability is as follows:

Year ended June 30,	Amount
2024	$170,424
2025	377,606
2026	417,706
2027	439,427
2028	36,758
Thereafter	—
Total lease payments	1,441,921
Less: Unamortized interest	(364,997)
Total lease liability	$1,076,924

The results of discontinued operations for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
	$	$	$	$
Operating expenses
Selling, general and administrative expense	275,819	266,491	399,692	466,418
Impairment loss	1,436,459	—	1,533,570	—
Gain on change in estimated lease term	(588,033)	—	(588,033)	—
Loss on disposal of property, plant, and equipment	191,540	—	191,540	—
Total operating expenses	1,315,785	266,491	1,536,769	466,418

Income tax expense	—	—	—	—
Net loss from discontinued operations	(1,315,785)	(266,491)	(1,536,769)	(466,418)

The cash flows of discontinued operations for the three and six months ended December 31, 2023 and 2022 are as follows:

	2023	2022
	$	$
Operating activities
Net loss from discontinued operations	(1,536,769)	(466,418)
Items not involving cash:
Amortization expense	37,128	46,755
Amortization of debt discount	—	5,715
Impairment loss	1,533,570	—
Gain on change in estimated lease term	(588,033)	—
Loss on disposal of property, plant, and equipment	191,540	—
Changes in non-cash working capital:
Prepaid expenses	—	17,133
Lease liability	(46,180)	(148,004)
Net cash flows used in operating activities – discontinued operations	(408,744)	(544,819)

NOTE 4 — PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consist of the following:

	December 31, 2023	June 30, 2023
	$	$
Advertising (a)	2,187,500	2,187,500
Consulting (b)	401,305	585,279
Insurance	17,081	60,575
Deposit	10,270	—
Other	5,240	—
Total	2,621,396	2,833,354
Current portion	1,118,025	1,170,021
Non-current portion	1,503,371	1,663,333

(a)	On January 16, 2023, the Company entered into a strategic investment agreement with Hightimes Holding Corp., (“Hightimes”), 1252240 BC LTD, a wholly owned subsidiary of Hightimes, and Trans-High Corporation, a wholly-owned subsidiary of Hightimes, pursuant to which Hightimes granted to us $833,333 of annual advertising and marketing credits, for three consecutive years, in exchange for 625,000 of our common shares.

(b)	On February 13, 2023, the Company issued 250,000 common shares pursuant to a two-year marketing agreement.

NOTE 5 — OTHER RECEIVABLE

During the year ended June 30, 2023, a past consultant of the Company obtained a garnishing order in an action against the Company whereby $336,706 (CAD$445,799) of cash held at the Company’s bank was garnished and paid into the British Columbia Supreme Court. The amount was recorded as other receivable as at June 30, 2023 on the audited consolidated statement of financial position. On August 1, 2023 the British Columbia Supreme Court ordered that the garnished funds be repaid to the Company and the funds were received during the six months ended December 31, 2023. The Company has no ongoing obligation to the consultant and the legal action has been concluded.

NOTE 6 — DIGITAL ASSETS

During the six months ended December 31, 2022, the Company sold approximately 34,106 Tether for $34,106 in cash. The 34,106 Tether was acquired during the year ended June 30, 2021 for cash of $34,106.

NOTE 7 — INTANGIBLE ASSETS

On June 30, 2023, pursuant to an asset purchase agreement dated June 30, 2023 (the “Agreement”), the Company closed on the acquisition of intellectual property and related assets relating to Wesana psilocybin and cannabidiol combination investigational therapy, SAN-013 (“Intellectual Property”) for consideration consisting of: (a) 1,000,000 shares of the Company’s common stock with an aggregate issuance date fair value of $914,250, and (b) $570,000 in cash. The Company paid $300,000 on March 20, 2023 with the remaining $270,000 due in the following 4 installments: (i) $123,000 due on or before July 1, 2023; (ii) $48,991 due on or before October 1, 2023; (iii) $48,991 due on or before January 1, 2024; and (iv) $49,018 due on or before April 1, 2024. The instalment payments are included within accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet. While the July payment was made, the October payment has not yet been made. Wesana has not yet accelerated the debt or declared an event of default with regard to the debt.

Under the screen test requirements under ASC 805, Business Combinations, the Company concluded that the Intellectual Property represented substantially all of the fair value of the gross assets acquired and, accordingly, determined the set was not considered a business, such that the Company applied asset acquisition accounting and recorded the acquisition of the Intellectual Property as an intangible asset in the amount of $1,484,250 that will be amortized on a straight-line basis over the remaining weighted average useful life of 19.2 years. During the three and six months ended December 31, 2023, the Company recorded amortization expense of $19,206 and $38,555 respectively (three and six months ended December 31, 2022- $nil and $nil, respectively) with respect to the intangible assets.

The estimated future amortization expense is as follows:

Year ended June 30,	Amount
2024	$38,697
2025	77,395
2026	77,395
2027	77,395
2028	77,395
Thereafter	1,097,275
$1,445,552

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2023	June 30, 2023
	$	$
Accounts payable	1,348,412	1,291,063
Accrued liabilities (a)	36,000	—
Total	1,384,412	1,291,063

(a)	The balance relates to a commitment to issue $36,000 in common shares to a consultant of the Company. The amount was recorded as a liability as per ASC 480, Distinguishing Liabilities from Equity, as the number of common shares to be issued is variable based on the weighted average price of the Company’s common shares.

NOTE 9 — LINE OF CREDIT

On November 5, 2020, the Company established a line of credit of $4,937,130 (CAD$6,675,000). The line of credit is secured by the Company’s assets, bears an interest rate of 8% per annum and matured on November 5, 2023. Pursuant to entering the line of credit, the Company issued the lender warrants to purchase 3,906,209 common shares of the Company at an exercise price of $1.60 (CAD$2.16) per common share until November 5, 2025. On January 22, 2021, the Company amended the warrants whereby in the event that the Company effects a closing or closings of convertible notes is the minimum aggregate of (i) $1,000,000, the exercise price of 1,111,112 warrants shall be adjusted to $0.015 (CAD$0.018), (ii) $2,000,000, the exercise price of 2,222,223 warrants shall be adjusted to $0.015 (CAD$0.018), and (iii) $3,000,000, the exercise price of 3,333,334 warrants shall be adjusted to $0.015 (CAD$0.018).

The warrants were valued at $4,775,535 and recorded as deferred financing costs to be recognized over the term of the line of credit. During the three and six months ended December 31, 2023, the Company recorded interest expense of $121,119 and $508,311, respectively (three and six months ended December 31, 2022 — $386,125 and $765,040, respectively) related to the warrants.

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

NOTE 10 — CONVERTIBLE NOTES

Following is a summary of the Company’s convertible notes:

	December 31, 2023	June 30, 2023
	$	$
Balance, beginning of period	—	—
Convertible notes issued (a)	944,447	—
Original issue discount (a)	(94,445)	—
Closing costs (a)	(92,999)	—
Commitment to issue common shares (b)	(388,636)	—
Conversion feature (c)	(806,958)	—
Default penalty (d)	(67,008)	—
Loss on convertible note issuance (e)	508,599	—
Amortization of debt discount (a)	1,140	—
Interest expense (a)	4,916	—
Balance, end of period	9,056	—

a)	On December 12, 2023, the Company entered into a securities purchase agreement (“SPA”) with three purchasers (each a “December Note Purchaser”) for the sale of convertible notes (the “Notes”), having an aggregate principal amount of up to $2,000,000 and convertible into the Company’s common shares. The Notes carry an original issue discount of up to a total of $200,000. The aggregate purchase price of the Notes is $1,800,000. One of the December Note Purchasers is Whistling Pines LLC. The biological son of Paul Abramowitz, one of our directors, is a beneficial owner of Whistling Pines LLC.

On December 12, 2023, the Company received a total of $850,003, before closing costs, at the closing of the first tranche of the financing (the “First Tranche”). The First Tranche’s original issue discount, added to the principal amount owed by the Company, was a total of $94,445, for a total principal balance of $944,447. Closing costs including legal fees and a brokerage fee were $92,999. The Notes are repayable on December 12, 2024 and accrue interest at a rate of 10.0% per annum. The payment of further consideration by the December Note Purchasers to the Company, pursuant to the SPA and the Notes, is at the December Note Purchasers sole discretion (the “Subsequent Tranches”). The obligations of the Company under the Notes are secured by all of the Company’s assets pursuant to the terms of the security and pledge agreements by and between the Company and each December Note Purchaser.

Pursuant to the SPA, in connection with the payment of the First Tranche, the December Note Purchasers received warrants to purchase up to an aggregate of 1,500,000 common shares at an exercise price of $0.25 for a term of 5 years. Despite the warrants having positive fair value as calculated using the Black-Scholes option pricing model, no consideration was allocated to the warrants since no residual proceeds were available after the proceeds are allocated to the financial liabilities at their fair value.

During the three and six months ended December 31, 2023, the Company recorded amortization of debt discount of $1,140 and $1,140, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively).

During the three and six months ended December 31, 2023, the Company recorded interest expense of $4,916 and $4,916, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively).

The unamortized discount as of December 31, 2023 was $940,307 which will be recorded as amortization of debt discount over the remaining term of the Notes.

b)	On the earliest date that the common shares underlying the Note would be eligible to be unrestricted in the hands of the December Note Purchasers (either pursuant to registration, Rule 144, or any other applicable exemption from registration), the Company shall issue to the December Note Purchasers a number of common shares so that the value of such common shares is equal to a total of $450,000 (the “Equity Interest Value”) based on the lowest daily closing price of the Company’s common shares during the 20 trading days preceding the date of issuance (the “Equity Interest”). The Equity Interest Value related to the First Tranche was $270,000. The Company recorded the Equity Interest Value on the condensed consolidated interim balance sheet as a commitment to issue common shares. The Company initially recorded the commitment to issue common shares using the lowest closing price of the Company’s common shares on the 20 trading days prior to December 12, 2023 of $0.198 resulting in the initial recognition of a financial liability of $388,636. The Company revalued the commitment to issue common shares on December 31, 2023 and reduced the liability to $329,143 resulting in the recognition of a gain on commitment to issue common shares for the three and six months ended December 31, 2023 of $59,493 and $59,493, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) on the condensed consolidated interim statement of operations and comprehensive loss based on an increase in the lowest closing price of the Company’s common stock during the 20 trading days prior to December 31, 2023 of $0.21.

c)	The Notes plus accrued and unpaid interest are convertible (in whole or in part) at any time at a conversion price of $0.21, subject to decrease on the event of default (as defined in the Notes) to the lower of the lowest trading price on the default date or $0.21 less a 25% discount. The conversion price will be further reduced each 30 days period by 15% until the event of default is cured. The Company has determined that the conversion feature embedded in the Notes constitutes a derivative liability and has been bifurcated from the Notes and recorded as a conversion feature of $806,958, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet to be amortized over the 12-month term of the Notes. The Company revalued the conversion feature on December 31, 2023 and reduced the liability to $667,521 resulting in the recognition of a gain on change in fair value of conversion feature during the three and six months ended December 31, 2023 of $139,437 and $139,437, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) on the condensed consolidated interim statement of operations and comprehensive loss. Significant assumptions used in calculating the fair value of the conversion feature of the Notes at the date of issuance and December 31, 2023, assuming a default is cured within 30 days, are as follows:

Date	Expected dividends	Expected Volatility	Risk-free rate of interest	Expected term (years)	Probability of an event of default	Closing price per common share
December 12, 2023	0.00%	125.41%	5.14%	1.00	12.50%	$0.285
December 31, 2023	0.00%	124.07%	4.69%	0.95	12.50%	$0.256

d)	The Notes set forth certain standard events of default subject to certain cure periods. Upon the occurrence of an event of default (after the expiration of any applicable cure period), (i) interest shall accrue at the default interest rate of 24%; (ii) the Notes shall become immediately due and payable and the Company shall pay to the December Note Purchasers an amount equal to the sum of the principal amount then outstanding plus accrued and unpaid interest through the date of the event of default, plus unaccrued interest through the remainder of the term of the Notes, together with all costs, including, without limitation, legal fees and expenses of collection and default interest through the date of full repayment; and (iii) a liquidated damages charge equal to 25% of the outstanding balance due under the Notes will be assessed and will become immediately due and payable to the December Note Purchasers (“Default Penalty”). The Company has determined that the Default Penalty embedded in the Notes constitutes a derivative liability and has been bifurcated from the Notes and recorded as a default penalty of $67,008, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet to be amortized over the 12-month term of the Notes. The Company revalued the Default Penalty on December 31, 2023 and increased the liability to $70,107 resulting in the recognition of a loss on change in fair value of Default Penalty during the three and six months ended December 31, 2023 of $3,099 and $3,099, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) on the condensed consolidated interim statement of operations and comprehensive loss. Significant assumptions used in calculating the fair value of the conversion feature of the Notes at the date of issuance and December 31, 2023 are as follows:

Date	Expected dividends	Expected Volatility	Risk-free rate of interest	Expected term (years)	Probability of an event of default
December 12, 2023	0.00%	125.41%	5.14%	1.00	12.50%
December 31, 2023	0.00%	124.07%	4.69%	0.95	12.50%

e)	The Company recorded a loss of $508,599 on issuance of the Notes as the consideration and closing costs exceeded the principal balance of the Notes. The loss was the result of the value assigned to the conversion feature which increased due to an increase in the Company’s share price from $0.21 on the date that the Company signed a term sheet to $0.285 on closing of the First Tranche.

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

Common Stock Issuances and Transfers

During the six months ended December 31, 2023, the Company had the following common stock transactions:

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

During the six months ended December 31, 2022, the Company had no common stock transactions.

Share Purchase Options

The following is a summary of the changes in share purchase options Plan during the six months ended December 31, 2023 and 2022:

	Number of options	Weighted average exercise price ($)	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2022	621,697	2.34 (CAD3.01)	1.91	—
Expired(1)	(54,266)	2.35 (CAD3.22)	—	—
Balance at December 31, 2022	567,431	2.18 (CAD2.99)	1.57	—

Balance at June 30, 2023	591,115	2.20 (CAD2.91)	1.74	—
Balance at December 31, 2023	591,115	2.20 (CAD2.91)	1.24	—

(1)	On September 17, 2022, 54,266 share purchase options expired, unexercised.

During the three and six months ended December 31, 2023, the Company recognized share-based payment expense of $nil and $nil, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) related to vested share purchase options. As at December 31, 2023, total unrecognized share-based payment expense related to the outstanding share purchase options was $nil.

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

In addition to the options discussed above, the Company plans to issue 1,642,861 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 45,635 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through December 31, 2023 with respect to these options.

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

The following is a summary of the warrants for the six months ended December 31, 2023 and 2022:

	Number of options	Weighted average exercise price ($)		Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance at June 30, 2022	428,290	1.58 (CAD2.16)		3.35	—
Balance at December 31, 2022	428,290	1.58 (CAD2.16)		3.10	—

Balance at June 30, 2023	428,290	1.63 (CAD2.16)		2.35	—
Granted(1) (2)	1,593,750	0.31		5.00	69,000
Balance at December 31, 2023	2,022,040	0.59	(3)	4.28	69,000

(1)	On July 28, 2023, the Company granted 93,750 share purchase warrants with an exercise price of $1.25 and a term of five years.

(2)	On December 12, 2023, the Company granted 1,500,000 share purchase warrants with an exercise price of $0.25 and term of five years. No consideration was allocated to the warrants since no residual proceeds were available after the proceeds are allocated to the financial liabilities at their fair value (Note 10).

(3)	428,290 warrants have an exercise price of $1.63 (CAD$2.16) and the remainding 1,593,750 warrants have a weighted average exercise price of $0.31.

The Company applied the following assumptions in the Black-Scholes option pricing model for the 93,750 warrants described above:

	July 28, 2023	June 30, 2023
	$	$
Expected life warrants (years)	5.00	—
Expected volatility	112%	—
Expected dividend yield	0%	—
Risk-free interest rate	4.02%	—
Black-Scholes value of each warrant	0.86	—

NOTE 12 — RELATED PARTY TRANSACTIONS

The following is a summary of the Company’s related party transactions:

Due to related parties

Included under due to related parties on our consolidated balance sheet as of December 31, 2023 is $608,240 (June 30, 2023 - $1,019,894) that relates to wages, short-term benefits and contracted services for key management personnel. The amounts are unsecured and non-interest bearing.

Convertible Notes

On December 12, 2023, the Company entered into an SPA for the sale of Notes to Whistling Pines LLC. The biological son of Paul Abramowitz, one of our directors, is a beneficial owner of Whistling Pines LLC. The Notes have an aggregate principal amount of up to $666,666 and are convertible into the Company’s common shares, as noted below. The Notes carry an original issue discount of up to a total of $66,666. The aggregate purchase price of the Notes is $600,000.

On December 12, 2023, the Company received a total of $283,334, before closing costs, at the closing of the First Tranche. The First Tranche’s original issue discount, added to the principal amount owed by the Company, was a total of $31,482, for a total principal balance of $314,816. Closing costs including legal fees and a brokerage fee were $13,333. The Notes are repayable on December 12, 2024 and accrue interest at a rate of 10.0% per annum. The payment of Subsequent Tranches by Whistling Pines LLC to the Company, pursuant to the SPA and the Notes, is at Whistling Pines LLC sole discretion.

During the three and six months ended December 31, 2023, the Company recorded amortization of debt discount of $380 and $380 respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively).

During the three and six months ended December 31, 2023, the Company recorded interest expense of $1,639 and $1,639, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively).

The unamortized discount as of December 31, 2023 was $313,446 which will be recorded as amortization of debt discount over the remaining term of the Notes.

The Company shall issue to Whistling Pines LLC Equity Interest Value equal to a total of $150,000 based on the lowest daily closing price of the Company’s common shares during the 20 trading days preceding the date of issuance. The Equity Interest Value related to the First Tranche was $90,000. The Company recorded the Equity Interest Value on the condensed consolidated interim balance sheet as a commitment to issue common shares of $129,545. The Company revalued the commitment to issue common shares on December 31, 2023 and reduced the liability to $109,714 resulting in the recognition of a gain on commitment to issue common shares for the three and six months ended December 31, 2023 of $19,831 and $19,831, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) on the condensed consolidated interim statement of operations and comprehensive loss based on an increase in the lowest closing price of the Company’s common stock during the 20 trading days prior to December 31, 2023 of $0.21.

The Company recorded as a conversion feature of $268,986, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet to be amortized over the 12-month term of the Notes. The Company revalued the conversion feature on December 31, 2023 and reduced the liability to $222,507 resulting in the recognition of a gain on change in fair value of conversion feature during the three and six months ended December 31, 2023 of $46,479 and $46,479, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) on the condensed consolidated interim statement of operations and comprehensive loss.

The Company recorded a Default Penalty of $22,336, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet to be amortized over the 12-month term of the Notes. The Company revalued the Default Penalty on December 31, 2023 and increased the liability to $23,369 resulting in the recognition of a loss on change in fair value of Default Penalty during the three and six months ended December 31, 2023 of $1,033 and $1,033, respectively (three and six months ended December 31, 2022 - $nil and $nil, respectively) on the condensed consolidated interim statement of operations and comprehensive loss.

The Company recorded a loss of $151,866 on issuance of the Notes as the consideration and closing costs exceeded the principal balance of the Notes. The loss was the result of the value assigned to the conversion feature which increased due to an increase in the Company’s share price from $0.21 on the date that the Company signed a term sheet to $0.285 on closing of the First Tranche.

Share Capital

On July 4, 2023, the Company issued 100,000 common shares and made a cash payment of $226,586 (CAD$300,000) pursuant to a mutual settlement and release agreement with a former officer of the Company.

On August 1, 2023, the Company issued 187,500 common shares to its former Chief Executive Officer with respect to the settlement of an award equal to the quotient obtained by dividing (x) $750,000 by (y) the closing price of the Company’s common shares on the closing date of the IPO.

Share Purchase Options

The Company plans to issue 1,642,861 share purchase options to various officers and the executive chairman. The exercise price of these share purchase options will be the closing price of the Company’s common shares on the closing date of an IPO. These share purchase options will vest as to 25% of the underlying common shares on the grant date, and the balance of these share purchase options will vest and become exercisable with respect to 45,635 common shares in 36 equal monthly instalments commencing on the 13th month following the date of grant and continuing until the 48th month following the date of grant, subject to continued employment with us through each vesting date. No expense has been recorded through December 31, 2023 with respect to these options.

Warrants

Pursuant to the SPA, in connection with the payment of the First Tranche, the Whistling Pines LLC received warrants to purchase up to an aggregate of 500,000 common shares at an exercise price of $0.25 for a term of 5 years. Despite the warrants having positive fair value as calculated using the Black-Scholes option pricing model, no consideration was allocated to the warrants since no residual proceeds were available after the proceeds are allocated to the financial liabilities at their fair value.

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

The Company’s financial assets and financial liabilities are measured at amortized cost. As at December 31, 2023 and June 30, 2023 the carrying value of the cash, accounts receivable, other assets – GST receivable, accounts payable and accrued liabilities and amounts due to related parties approximates the fair value due to the short-term nature of these instruments. The commitment to issue common shares is categorized as Level 1 and has been recorded at fair value based upon the closing price of the Company’s common stock.

The notes payable and Notes are categorized as Level 2 and have been recorded at amortized cost. The carrying value approximates its fair value due to its relatively short-term nature. The commitment to issue common shares has been categorized as Level 2 due to the timing of issuance which will impact the pricing of the shares and the actual number of common shares issued. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The conversion feature and Default Penalty associated with the Notes are categorized as level 3. The conversion feature and Default Penalty were valued using a Monte Carlo simulation prepared by a third-party valuation firm. Refer to Note 10 for significant assumptions used in the valuation of the conversion feature and Default Penalty. Changes in fair value are summarized below:

	Conversion feature	Default Penalty
	$	$
Balance, June 30, 2023	—	—
Addition on issuance of the Notes	806,958	67,008
Change in fair value	(139,437)	3,099
Balance, December 31, 2023	667,521	70,107

NOTE 14 — SUBSEQUENT EVENTS

In connection with the preparation of the condensed consolidated interim financial statements, the Company evaluated subsequent events through February 13, 2023, which was the date the condensed consolidated interim financial statements were issued, and determined that the following subsequent events occurred as of that date:

Financing Activities

The Equity Interest Value related to the First Tranche was $270,000. As agreed to by the December Note Purchasers, the price per common share in relation to the commitment to issue common shares has been fixed at $0.1979 based on the lowest closing price of the Company’s common shares on the 20 trading days prior to the February 2, 2024.

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

Overview

We were initially founded in 2017 as Hollyweed North Cannabis, Inc., or HNCI. In May 2018, our newly-constructed facility was inspected by Health Canada, and we received our Controlled Substances dealer’s licence in June of that year. Shortly thereafter, our wholly-owned subsidiary TerraCube was founded, and the first TerraCube prototype was constructed. Later that same year, HNCI obtained a Health Canada Cannabis Standard Processing Licence. On August 10, 2021, the Health Canada Standard Processor’s License was voluntarily withdrawn with the revocation effective September 3, 2021.

In May of 2020, we submitted an application to Health Canada for a Controlled Substances Dealer’s Licence (the “Dealer’s License”) for the ability to produce and conduct research using psilocybin, psilocin, N,N-DMT, and mescaline. In parallel, we began the process of rebranding to our current name, Lucy Scientific Discovery, Inc (“Lucy”). In February 2021, the Health Canada Office of Controlled Substances completed the inspection, and the Dealer’s Licence was obtained by Lucy in August 2021. In October 2021, we filed an amendment with Health Canada to add the ability to sell, send, transport, and deliver the substances currently included on our licence and add MDMA, LSD, and 2C-B to our license, which was approved on December 17, 2021. In November 2023, we surrendered the Dealer’s Licence, to better manage our costs. The Company intends to monitor the psychedelic marketplace and revisit the Dealer License when the regulatory landscape provides for a clearer path to meaningful revenues.

On June 30, 2023, pursuant to an asset purchase agreement dated June 30, 2023, the Company closed on the acquisition of intellectual property and related assets relating to Wesana psilocybin and cannabidiol combination investigational therapy, SAN-013.

In addition, the Company is engaged in the sale of psychotropic products under the names Mindful by Lucy and Twilight by Lucy.

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

We have incurred net losses in each year since inception. Our net loss was $4,617,577 for the six months ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $49,033,375 and we had cash and cash equivalents of $211,120. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our research efforts, the expansion of our product and research offerings and the timing of our other operating activities. Because of the numerous risks and uncertainties associated with our business, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. We expect to incur increased expenses as we:

●	conduct research related to SAN-013;

●	seek regulatory authorization to distribute and export our product offerings;

●	acquire or license products or technologies;

●	obtain, maintain, protect and enforce our intellectual property portfolio;

●	seek to attract and retain new and existing skilled personnel;

●	create additional infrastructure to support our operations as a public company and incur increased legal, accounting, investor relations and other expenses; and

●	experience delays or encounter issues with any of the above.

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

On July 24, 2023, the Board ratified the appointment of Richard Nanula (a member of the Board since February 2022) as Chief Executive Officer.

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

On September 12, 2023, we entered into an amalgamation agreement (the “Amalgamation Agreement”) with Bluesky Biologicals Inc. (“Bluesky”) to acquire the Bluesky. Bluesky, through Bluesky Wellness Inc., owns a portfolio of plant-based wellness brands including Keoni, Keoni Sport, Blush Wellness and AMMA Healing. Pursuant to the Amalgamation Agreement, Bluesky will amalgamate with a wholly-owned subsidiary of the Company upon the terms and subject to the conditions of the Amalgamation Agreement. We shall pay Bluesky as consideration (i) the number of shares of common stock of the Company that represents 19.9% of the total issued and outstanding shares of the Company at the closing; and (ii) earn-out payments (the “Bluesky Earn-Out Payments”) payable for the four (4) consecutive fiscal years ending on June 30, 2028, the six (6) month period ended June 30, 2024, and the six (6) month period ending December 31, 2028, in amounts equal to two and one half (2.5) times the adjusted EBITDA of Bluesky, calculated pursuant to the terms of the Amalgamation Agreement. We have the discretion to pay the Bluesky Earn-Out Payments with either the Company’s common shares or cash.

On September 21, 2023, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based upon the closing bid price of the Common Shares, for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice had no immediate effect on the continued listing status of the Common Shares on Nasdaq, and, therefore, the Company’s listing remains fully effective. We were provided a compliance period of 180 calendar days from the date of the Notice, or until March 19, 2024, to regain compliance with the Minimum Bid Requirement. If the Company is not in compliance with the Minimum Bid Requirement by March 19, 2024, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the Minimum Bid Price requirement.

The Company will continue to monitor the closing bid price of its Common Shares and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance period. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement within the allotted compliance period, including any extensions that may be granted by Nasdaq. If the Company does not regain compliance, Nasdaq will provide notice that the Common Shares will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

On December 12, 2023, the Company entered into a securities purchase agreement (“SPA”) with three purchasers (each a “December Note Purchaser”) for the sale of convertible notes (the “Notes”), having an aggregate principal amount of up to $2,000,000 and convertible into the Company’s common shares. The Notes carry an original issue discount of up to a total of $200,000. The aggregate purchase price of the Notes is $1,800,000. One of the December Note Purchasers is Whistling Pines LLC. The biological son of Paul Abramowitz, one of our directors, is a beneficial owner of Whistling Pines LLC. Refer to “Liquidity and Capital Resources” for additional disclosure with respect to the Notes.

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

Interest Expense

Interest expense primarily relates to interest charges associated with warrants issued under our line of credit. The warrants were fully expensed in November 2023, which will result in a reduction of interest expense in future periods.

Loss on Issuance of Convertible Notes

Loss on issuance of convertible notes relates to the December 12, 2023 convertible note issuance since the financial liabilities at fair value exceeded the proceeds resulting in a loss on issuance.

Change in Commitment to Issue Common Shares

Change in commitment to issue common shares relates to an obligation to issue common shares with a value of $270,000 in relation to the December 12, 2023 convertible note issuance. The number of common shares to be issued is based on the lowest closing price of the Company’s common shares on the 20 days preceding issuance. As the number of common shares to be issued is variable, the Company recorded the obligation as a financial liability with changes in fair value recorded in profit and loss.

Change in Fair Value of Conversion Feature

Change in fair value of conversion feature relates to the conversion option associated with the December 12, 2023 convertible note issuance. The Company has determined that the conversion feature embedded in the convertible notes constitutes a derivative liability which has been bifurcated from the convertible notes. Changes in fair value of the conversion feature are recorded in profit and loss.

Change in Fair Value of Default Penatly

Change in fair value of default penalty relates to the default penalty associated with the December 12, 2023 convertible note issuance. The Company has determined that the default penalty embedded in the convertible notes constitutes a derivative liability which has been bifurcated from the convertible notes. Changes in fair value of the default penalty are recorded in profit and loss.

Loss from Discontinued Operations

In November 2023, we made the strategic decision to surrender the Dealer’s Licence and vacate our leased warehouse to better manage our costs. The Company intends to monitor the psychedelic marketplace and revisit the Dealer’s License when the regulatory landscape provides for a clearer path to meaningful revenues. In addition, the Company will no longer be pursuing development and commercialization of TerraCube.

Foreign Currency Translation Adjustment

The amount of foreign currency translation adjustment will fluctuate from period to period with changes in foreign exchange rates between Canadian dollars and U.S. dollars.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

For the three months ended December 31:	2023	2022
	$	$
Net product sales	9,684	—
Cost of sales	3,868	—
Gross profit	5,816	—
Operating expenses
Selling, general and administrative expense	868,325	182,043
Total operating expenses	868,325	182,043
Operating loss	(862,509)	(182,043)

Non-operating expense (income)
Interest expense	128,471	485,278
Loss on convertible note issuance	508,599	—
Change in commitment to issue common shares	(59,493)	—
Change in fair value of conversion feature	(139,437)	—
Change in fair value of default penalty	3,099	—
Other income	(6)	(5)
Net loss from continuing operations	(1,303,742)	(667,316)
Net loss from discontinued operations	(1,315,785)	(266,491)
Foreign currency translation adjustment, net of tax of $nil	(1,182)	(101,117)
Comprehensive loss	(2,620,709)	(1,034,924)

Net Product Sales. Net product sales consist primarily of sales of Mindful by Lucy which was launched in March 2023 and Twilight by Lucy which was launched in July 2023. The online order and receipt of full payment creates the customer contract. Revenue is measured based on the amount of consideration that we receive from customers when they place an order, reduced by estimates for return allowances. Performance obligation is the delivery of the ordered product to the customer and the performance condition is satisfied, and revenue is recognized, when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier.

Cost of Sales. Cost of sales primarily consists of the purchase price of Mindful by Lucy and Twilight by Lucy, shipping costs, payment processing and related transaction costs, and applicable sales taxes.

Selling, general and administrative expenses. Selling, general and administrative expenses were $868,325 for the three months ended December 31, 2023, compared to $182,043 for the three months ended December 31, 2022. The increase is attributable to increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. The three months ended December 31, 2022 was reduced due to the Company incurring fewer legal, regulatory, and personnel expenses in anticipation of completion of the IPO.

Interest expense. Interest expense was $128,471 for the three months ended December 31, 2023, compared to interest expense of $485,278 for the three months ended December 31, 2022. During the three months ended December 31, 2023, interest expense included $121,119 related to warrants issued in connection with the line of credit. During the three months ended December 31, 2022, interest expense included $382,345 related to the warrants issued in connection with the line of credit. The interest expense related to the warrants decreased due to the maturity of the line of credit on November 5, 2023. Interest expense decreased due to the automatic conversion of convertible notes and repayment and conversion of notes payable on IPO.

Loss on issuance of convertible notes. Loss on issuance of convertible notes was $508,599 for the three months ended December 31, 2023, compared to loss on issuance of convertible notes of $nil for the three months ended December 31, 2022. The amount relates to the issuance of convertible notes on December 12, 2023 where the fair value of financial liabilities exceeded the proceeds of the convertible notes.

Change in commitment to issue common shares. Change in commitment to issue common shares was a gain of $59,493 for the three months ended December 31, 2023, compared to a gain on the change in commitment to issue common shares of $nil for the three months ended December 31, 2022. The gain was the result of an increase in the lowest closing price of the Company’s common shares for the 20 trading days preceding December 31, 2023 to $0.21 as compared to $0.198 for the 20 trading days preceding December 12, 2023.

Change in fair value of conversion feature. Change in fair value of conversion feature was a gain of $139,437 for the three months ended December 31, 2023, compared to a gain on change in fair value of conversion feature of $nil for the three months ended December 31, 2022. The gain was a result of a decline in the price of the Company’s common shares from $0.285 on December 12, 2023 to $0.256 on December 31, 2023.

Change in fair value of default penalty. Change in fair value of default penalty was a loss of $3,099 for the three months ended December 31, 2023, compared to a loss on change in fair value of default penalty of $nil for the three months ended December 31, 2022. The loss was a result of a decline in the volatility and risk-free rate assumptions.

Other income. Other income was $6 for the three months ended December 31, 2023, compared to other income of $5 for the three months ended December 31, 2022.

Loss from discontinued operations. Loss from discontinued operations was $1,315,785 for the three months ended December 31, 2023 as compared to a loss of $266,491 for the three months ended December 31, 2022. The increase in net loss was attributable to an impairment loss of $1,436,459 related to the Company’s property, plant, and equipment, right of use asset and long-term deposits and a loss of $191,540 related to the disposal of property, plant, and equipment. These losses were partially offset by a gain on change in estimated lease term of $588,033 for the Company’s leased warehouse as the Company no longer anticipates exercising the 5-year renewal option and therefore revalued the lease to exclude payments during the renewal period.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was a loss of $1,182 for the three months ended December 31, 2023, compared to a loss of $101,117 for the three months ended December 31, 2022. The decrease in net loss is due to the weakening of the US Dollar relative to the Canadian Dollar.

Comparison of the Six Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

For the six months ended December 31:	2023	2022
	$	$
Net product sales	9,684	—
Cost of sales	3,868	—
Gross profit	5,816	—
Operating expenses
Selling, general and administrative expense	2,254,798	810,675
Total operating expenses	2,254,798	810,675
Operating loss	(2,248,982)	(810,675)

Non-operating expense (income)
Interest expense	519,075	1,028,499
Loss on convertible note issuance	508,599	—
Change in commitment to issue common shares	(59,493)	—
Change in fair value of conversion feature	(139,437)	—
Change in fair value of default penalty	3,099	—
Other income	(17)	(44)
Net loss from continuing operations	(3,080,808)	(1,839,130)
Net loss from discontinued operations	(1,536,769)	(466,418)
Foreign currency translation adjustment, net of tax of $nil	(78,577)	299,663
Comprehensive loss	(4,696,154)	(2,005,885)

Net Product Sales. Net product sales consist primarily of sales of Mindful by Lucy which was launched in March 2023 and Twilight by Lucy which was launched in July 2023. The online order and receipt of full payment creates the customer contract. Revenue is measured based on the amount of consideration that we receive from customers when they place an order, reduced by estimates for return allowances. Performance obligation is the delivery of the ordered product to the customer and the performance condition is satisfied, and revenue is recognized, when control of the goods is transferred to the customer, which generally occurs upon our delivery to a third-party carrier.

Cost of Sales. Cost of sales primarily consists of the purchase price of Mindful by Lucy and Twilight by Lucy, shipping costs, payment processing and related transaction costs, and applicable sales taxes.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2,254,798 for the six months ended December 31, 2023, compared to $810,675 for the six months ended December 31, 2022. The increase is attributable to increased expenses as a result of operating as a public company, including expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and regulations and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. The six months ended December 31, 2022 was reduced due to the Company incurring fewer legal, regulatory, and personnel expenses in anticipation of completion of the IPO.

Interest expense. Interest expense was $519,075 for the six months ended December 31, 2023, compared to interest expense of $1,028,499 for the six months ended December 31, 2022. During the six months ended December 31, 2023, interest expense included $508,311 related to warrants issued in connection with the line of credit. During the six months ended December 31, 2022, interest expense included $765,039 related to the warrants issued in connection with the line of credit. The interest expense related to the warrants decreased due to the maturity of the line of credit on November 5, 2023. Interest expense decreased due to the automatic conversion of convertible notes and repayment and conversion of notes payable on IPO.

Loss on issuance of convertible notes. Loss on issuance of convertible notes was $508,599 for the six months ended December 31, 2023, compared to loss on issuance of convertible notes of $nil for the six months ended December 31, 2022. The amount relates to the issuance of convertible notes on December 12, 2023 where the fair value of financial liabilities exceeded the proceeds of the convertible notes.

Change in commitment to issue common shares. Change in commitment to issue common shares was a gain of $59,493 for the six months ended December 31, 2023, compared to a gain on the change in commitment to issue common shares of $nil for the six months ended December 31, 2022. The gain was the result of an increase in the lowest closing price of the Company’s common shares for the 20 trading days preceding December 31, 2023 to $0.21 as compared to $0.198 for the 20 trading days preceding December 12, 2023.

Change in fair value of conversion feature. Change in fair value of conversion feature was a gain of $139,437 for the six months ended December 31, 2023, compared to a gain on change in fair value of conversion feature of $nil for the six months ended December 31, 2022. The gain was a result of a decline in the price of the Company’s common shares from $0.285 on December 12, 2023 to $0.256 on December 31, 2023.

Change in fair value of default penalty. Change in fair value of default penalty was a loss of $3,099 for the six months ended December 31, 2023, compared to a loss on change in fair value of default penalty of $nil for the six months ended December 31, 2022. The loss was a result of a decline in the volatility and risk-free rate assumptions.

Other income. Other income was $17 for the six months ended December 31, 2023, compared to other income of $44 for the six months ended December 31, 2022.

Loss from discontinued operations. Loss from discontinued operations was $1,536,769 for the six months ended December 31, 2023 as compared to a loss of $466,418 for the six months ended December 31, 2022. The increase in net loss was attributable to an impairment loss of $1,533,570 related to the Company’s property, plant, and equipment, right of use asset and long-term deposits and a loss of $191,540 related to the disposal of property, plant, and equipment. These losses were partially offset by a gain on change in estimated lease term of $588,033 for the Company’s leased warehouse as the Company no longer anticipates exercising the 5-year renewal option and therefore revalued the lease to exclude payments during the renewal period.

Foreign Currency Translation Adjustment. Foreign currency translation adjustment was a loss of $78,577 for the six months ended December 31, 2023, compared to a gain of $299,663 for the six months ended December 31, 2022. The loss is due to the strengthening of the US Dollar relative to the Canadian Dollar.

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

Our comprehensive loss was $4,696,154 for the six months ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $49,033,375 and cash of $211,120. Our primary use of cash is to fund operating expenses, which consist primarily of selling, general and administrative expenditures and expenditures for research and development activities when liquidity permits. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in accounts payable and accrued expenses. Our strategy for managing liquidity over the long-term is based on achieving positive cash flows from operations to internally fund operating and capital requirements. We continually monitor factors that may affect our liquidity. These factors include research and development costs, operating costs, capital costs, income tax refunds, foreign currency fluctuations, seasonality, market immaturity and a highly fluid environment related to state and federal law passage and regulations.

Working Capital

At December 31, 2023 and June 30, 2023, we had a working capital deficiency of $2,148,398 and working capital of $1,112,299, respectively, as follows:

As of:	December 31, 2023	June 30, 2023
	$	$
Cash	211,120	1,673,874
Prepaid expenses	1,118,025	1,170,021
Accounts receivable	642	7,048
Other assets – GST receivable	8,338	62,649
Other receivable	—	336,706
Deferred financing costs, current	—	523,041
Assets of discontinued operations, current	—	49,159
Total current assets	1,338,125	3,822,498
Accounts payable and accrued liabilities	1,384,412	1,291,063
Due to related parties	608,240	1,019,894
Notes payable, current	60,487	60,423
Convertible notes	9,056	—
Commitment to issue common shares	329,143	—
Conversion feature	667,521	—
Default penalty	70,107	—
Liabilities of discontinued operations, current	357,557	338,819
Total current liabilities	3,486,523	2,710,199
Working capital (deficiency)	(2,148,398)	1,112,299

Cash Flows

Comparison of the Six Months Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

Net cash provided by (used in)	December 31, 2023	December 31, 2022
	$	$
Operating activities – continuing operations	(1,619,220)	173,852
Operating activities – discontinued operations	(408,744)	(544,819)
Investing activities	(123,000)	34,106
Financing activities	757,003	310,869
Effect of exchange rate changes on cash	(68,793)	(1,328)
Cash, beginning of period	1,673,874	53,379
Cash, end of period	211,120	26,059

Operating Activities – Continuing Operations

Cash used in operating activities of continuing operations during the six months ended December 31, 2023 was $1,619,220. The cash used in operating activities of continuing operations is attributable to the following:

●	Net loss from continuing operations of $3,080,808 due primarily to spend on selling, general and administrative expenses and non-cash interest expense. Included in net loss are non-cash items of $902,113 for the six months ended December 31, 2023.

●	Movements in prepaid expenses and deposits increased cash by $256,391 related to insurance payments and warrants issued for consulting.

●	Movements in accounts receivable which increased cash by $6,406 due to timing of receipt from product sales.

●	Movements in other assets including GST receivable which increased cash by $52,790 due to timing of receipt from the Canadian government.

●	Movements in other receivable which increased cash by $336,706 due to timing of receipt of funds garnished and paid into the British Columbia Supreme Court and subsequently received by the Company.

●	Movements in accounts payable and accrued liabilities which increased cash by $211,664 due to timing of payments to vendors.

●	Movements in due to related parties which decreased cash by $304,482 due to payments for various related parties.

Cash provided by operating activities of continuing operations during the six months December 31, 2022 was $173,852. The cash provided by operating activities of continuing operations is attributable to the following:

●

Net loss from continuing operations of $1,839,130 due primarily to spend on selling, general and administrative expenses and non-cash interest and change in fair value of warrant liability. Included in net loss are non-cash items of $1,277,610 for the six months ended December 31, 2022.

●	Movements in prepaid expenses and deposits decreased cash by $16,213.

●	Movements in other assets including GST receivable which decreased cash by $24,839 due to timing of receipt from the Canadian government.

●	Movements in accounts payable and accrued liabilities which increased cash by $420,264 due to timing of payments to vendors.

●	Movements in due to related parties which increased cash by $356,160 due to deferral of payments for various related parties.

Operating Activities – Discontinued Operations

Cash used in operating activities of discontinued operations during the six months ended December 31, 2023 was $408,744. The cash used in operating activities of discontinued operations is attributable to the following:

●	Net loss from discontinued operations of $1,536,769 due primarily to spend on selling, general and administrative expenses and non-cash impairment loss, loss of disposal of property, plant, and equipment which was partially offset by a gain on change in estimated lease term. Included in net loss are non-cash items of $1,174,205 for the six months ended December 31, 2023.

●	Movements in lease liability which decreased cash by $46,180 due to contractual lease payments.

Cash used in operating activities of discontinued operations during the six months December 31, 2022 was $466,418. The cash used in operating activities of discontinued operations is attributable to the following:

●	Net loss from discontinued operations of $466,418 due primarily to spend on selling, general and administrative expenses. Included in net loss are non-cash items of $52,470 for the six months ended December 31, 2022.

●	Movements in prepaid expenses and deposits increased cash by $17,133.

●	Movements in lease liability which decreased cash by $148,004 due to contractual lease payments.

Investing Activities

Cash used in investing activities during the six months ended December 31, 2023 was $123,000 related to payment of balances due on the acquisition of intellectual property and related assets of Wesana Health Holdings Inc.

Cash provided by investing activities during the six months ended December 31, 2022 was $34,106 related to the sales of digital assets which had been purchased through funds received on issuance of convertible notes.

Financing Activities

Cash provided by financing activities for the six months ended December 31, 2023 was $757,003 which was the result of funds raised from the issuance of convertible notes.

Cash provided by financing activities for the six months ended December 31, 2022 was $310,869, which was the result of funds raised from the issuance of convertible notes which was partially offset by deferred issuance costs.

Indebtedness

The company had the following indebtedness during the six months ended December 31, 2023 and 2022:

Credit Facility

In November 2020, we entered into a credit agreement with Origo BC Holdings Ltd., (“the Origo Credit Agreement”). Under the Origo Credit Agreement, we obtained a line of credit in an aggregate principal amount of up to $4,937,130, of which we can request an advance of up to $369,822 in any calendar quarter. The Origo Credit Agreement has a term of three years, and all borrowings thereunder bear interest at a rate of 8% per annum. In the event of default, all outstanding indebtedness under the Origo Credit Agreement will bear interest at a rate of 15% per annum. In November 2023 the Origo Credit Agreement matured and is no longer available to the Company.

Convertible Notes

On December 12, 2023, the Company entered into a SPA with three December Note Purchasers for the sale of Notes, having an aggregate principal amount of up to $2,000,000 and convertible into the Company’s common shares. The Notes carry an original issue discount of up to a total of $200,000. The aggregate purchase price of the Notes is $1,800,000. One of the December Note Purchasers is Whistling Pines LLC. The biological son of Paul Abramowitz, one of our directors, is a beneficial owner of Whistling Pines LLC.

On December 12, 2023, the Company received a total of $850,003, before closing costs, at the closing of the first tranche of the financing (the “First Tranche”). The First Tranche’s original issue discount, added to the principal amount owed by the Company, was a total of $94,445, for a total principal balance of $944,447. Closing costs including legal fees and a brokerage fee were $92,999. The Notes are repayable on December 12, 2024 and accrue interest at a rate of 10.0% per annum. The payment of further consideration by the December Note Purchasers to the Company, pursuant to the SPA and the Notes, is at the December Note Purchasers sole discretion (the “Subsequent Tranches”). The obligations of the Company under the Notes are secured by all of the Company’s assets pursuant to the terms of the security and pledge agreements by and between the Company and each December Note Purchaser.

Pursuant to the SPA, in connection with the payment of the First Tranche, the December Note Purchaser received warrants to purchase up to an aggregate of 1.500,000 common shares at an exercise price of $0.25 for a term of 5 years (the “Warrants”).

On the earliest date that the common shares underlying the Note would be eligible to be unrestricted in the hands of the December Note Purchasers (either pursuant to registration, Rule 144, or any other applicable exemption from registration), the Company shall issue to the December Note Purchaser s a number of common shares so that the value of such common shares is equal to a total of $450,000 (the “Equity Interest Value”) based on the lowest daily closing price of the Company’s common shares during the 20 trading days preceding the date of issuance (the “Equity Interest”). The Equity Interest Value related to the First Tranche was $270,000.

The Company may prepay the Notes at any time prior to the Maturity Date, upon 30 days’ notice to the December Note Purchaser’s in an amount equal to 110% multiplied by the sum of (i) the outstanding principal amount, (ii) all accrued and unpaid interest, (iii) all accrued interest through the remainder of the Note term, and (iv) any other amounts due under the Note. The Company is required to make monthly interest payments to the December Note Purchasers, starting in January 2024, until the principal amount is due in December 2024.

The Notes are convertible at the December Note Purchasers option (in whole or in part) at any time into the number of common shares equal to the sum of (1) the principal amount of the Note to be converted in such conversion; plus (2) at the Investor’s option, accrued and unpaid interest, provided, however, that at the option of December Note Purchaser, the accrued and unpaid interest can be converted prior to any other amounts under the Note, if any, on such principal amount at the interest rates provided in the Note to the conversion date (as defined in the Notes); plus (3) at the December Note Purchasers option, the lesser of the rate of 24% per annum or the maximum legal amount permitted by law (the “Default Interest”), if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2); plus (4) the Investor’s expenses relating to a conversion, including but not limited to amounts paid by Investor on the Company’s transfer agent account; and (5) at the December Note Purchasers option, any amounts owed to the Investor pursuant to Sections 2.3 and 2.4(g) of the Notes.

Under the terms of the Notes and the Warrants and other warrants, if any, held by the December Note Purchasers, the December Note Purchasers may not convert any such Notes or exercise any such Warrants to the extent such exercise would cause the December Note Purchasers, together with its affiliates and attribution parties, to beneficially own a number of common shares which would exceed 9.99%, or 4.99% in certain cases, of our then outstanding common shares following such conversion or exercise, excluding for purposes of such determination common shares issuable upon conversion of such Notes or exercise of such warrants which have not been converted or exercised.

The Notes set forth certain standard events of default (such event, an “Event of Default”), subject to certain cure periods. Upon the occurrence of an Event of Default (after the expiration of any applicable cure period), (i) interest shall accrue at the Default Interest rate (as defined in the Notes); (ii) the Notes shall become immediately due and payable and the Company shall pay to the December Note Purchasers an amount equal to the sum of the principal amount then outstanding plus accrued and unpaid interest through the date of the Event of Default, plus unaccrued interest through the remainder of the term of the Notes, together with all costs, including, without limitation, legal fees and expenses of collection and Default Interest through the date of full repayment; and (iii) a liquidated damages charge equal to 25% of the outstanding balance due under the Notes will be assessed and will become immediately due and payable to the December Note Purchasers.

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

At the time of issuance of our financial statements as of and for the six months ended December 31, 2023, we concluded that there was substantial doubt about our ability to continue as a going concern for one year from the issuance of the consolidated financial statements. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with our research and manufacturing efforts, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements depend on many factors, including, but not limited to:

●	our ability to complete the acquisition of Bluesky Biologicals Inc. or the acquisition of the intellectual property of Hightimes Holding Corp.;

●	the cost of commercialization activities, including marketing, sales and distribution costs;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into;

●	the expenses needed to attract and retain skilled personnel;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems, and other costs associated with being a public company;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

●	the impact of the COVID-19 pandemic.

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

Derivative Liability

We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value. At December 31, 2023, we classified the conversion feature and default penalty associated with the December 12, 2023 convertible notes as derivative instruments. Assumptions used in the valuation of the derivative liabilities are based on management’s estimate, which are updated either quarterly or on the settlement of the derivative liability. Changes to estimates can result in significant variations in the carrying value and amounts charged to the statement of loss and other comprehensive loss in specific periods.

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

Changes in Internal Control

During the six months ended December 31, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves significant risks. You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this Form 10-Q we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case the trading price of our Common Shares could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to Ownership of Our Securities

Our independent auditors concurred with our management’s assessment that raises concern as to our ability to continue as a going concern.

On a consolidated basis, we have incurred significant operating losses since inception. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2023, we have an accumulated deficit of $49.0 million.

Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring alternative sources of financing. Historically, our operations have been financed primarily by the sale and issuance of our common shares, from the issuance of convertible and non-convertible promissory notes, and our IPO. We will continue to be dependent upon equity and debt financings or collaborations or other forms of capital at least until we are able to generate positive cash flows from product sales, if ever.

If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

If we are unable to maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Shares could be delisted from Nasdaq.

Our Common Shares are listed on Nasdaq under the symbol “LSDI.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to remain in compliance with Nasdaq’s listing standards (including the Minimum Bid Requirement for which we need to regain compliance by March 19, 2024 subject to further possible extensions) or if we do later fail to comply and subsequently regain compliance with Nasdaq’s listing standards, that we will be able to continue to comply with the applicable listing standards. If we are unable to maintain compliance with these Nasdaq requirements, our Common Shares will be delisted from Nasdaq.

In the event that our Common Shares are delisted from Nasdaq due to our failure to continue to comply with any requirement for continued listing on Nasdaq, and is not eligible for quotation on another market or exchange, trading of our Common Shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Pink or the OTCQB tiers of the OTC marketplace. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Shares, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Shares to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

The growth of our business depends, in part, on our ability to complete the acquisition of Bluesky and the acquisition of the intellectual property of Hightimes.

We expect to realize significant growth in our business if we are able to complete the acquisition of Bluesky and acquisition of the intellectual property of Hightimes. These acquisitions are subject to the approval of Nasdaq and we cannot predict when, or if, we will complete these acquisitions. The failure to complete one or both of these acquisitions could adversely affect our business, financial condition and results of operations.

Completion of one or both of the acquisitions will dilute our existing stockholders’ ownership.

If we are able to complete the acquisition of Bluesky and acquisition of the intellectual property of Hightimes, we will issue the number of Common Shares to the sellers in each transaction that represents 19.9% of the total issued and outstanding shares of the Company at the closing of each transaction. These issuances will cause our existing stockholders’ percentage ownership to decrease, and these stockholders to experience substantial dilution.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders.

In the event that our Common Shares are delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in our Common Shares because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our Common Shares constitute “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in our Common Shares, which could severely limit the market liquidity of such Common Shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock,” a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks.”

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Risks Related to Our Financial Position, Limited Operating History and Capital Requirements

We have incurred operating losses since inception and anticipate that we may continue to incur operating losses. We may not achieve or maintain profitability in the foreseeable future.

We have experienced operating losses and cash outflows from operations since incorporation and will require ongoing financing to continue our research and development and production activities. Our success is dependent upon our ability to finance our cash requirements to continue our activities. There may be a risk of default on these liabilities and other liabilities of our business if we cannot raise additional funds through the issuance of additional equity securities, through loan financing, or other means. Our comprehensive loss for the six months ended December 31, 2023 was $4.7 million. As of December 31, 2023, we had an accumulated deficit of $49.0 million. We may incur operating losses for the next several years, and we may not achieve or sustain profitability in the foreseeable future.

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

As of December 31, 2023, we had cash and cash equivalents of approximately $0.2 million. We may need to raise additional capital, which cannot be assured. Moreover, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favourable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The Company had entered into a credit facility pursuant to which we could borrow up to $5.0 million. The credit facility matured on November 5, 2023 and was not renewed. No amounts had been borrowed under the credit facility.

Our outstanding indebtedness and any future indebtedness we may incur will result in increased fixed payment obligations. It could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. The incurrence of debt could have a variety of other negative effects, including:

●	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Common Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and industry;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Pursuant to the 2021 Plan our management is authorized to grant share purchase options, restricted stock units or stock appreciation rights to our employees, directors and consultants up to an amount of 1,642,861 common shares.

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

Based on the number of shares outstanding as of February 13, 2024, our executive officers, directors and director nominees, and 5% shareholders beneficially own approximately 21.89% of our common shares. Therefore, these shareholders will have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended December 31, 2023, the Company issued and cancelled the shares of common stock listed below pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Note	8-K	001-41616	4.1	12/18/2023
4.2	Form of Warrant	8-K	001-41616	4.2	12/18/2023
10.1	Form of Securities Purchase Agreement	8-K	001-41616	10.1	12/18/2023
10.2	Form of Security and Pledge Agreement	8-K	001-41616	10.2	12/18/2023
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).					X

*	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucy Scientific Discovery Inc.

Date: February 13, 2024	By:	/s/ Richard Nanula
Richard Nanula
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2024	By:	/s/ Brian Zasitko
Brian Zasitko
Chief Financial Officer (Principal Financial Officer)